Form 10-Q
period 2023-10-01
TERADYNE, INC
filed 2023-11-03
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares outstanding of the registrant’s only class of Common Stock as of October 30, 2023, was 152,878,728 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 1, 2023	December 31, 2022
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$636,961	$854,773
Marketable securities	79,570	39,612
Accounts receivable, less allowance for credit losses of $2,191 and $1,955 at October 1, 2023 and December 31, 2022, respectively	455,878	491,145
Inventories, net	322,632	325,019
Prepayments	593,366	532,962
Other current assets	10,952	14,404
Total current assets	2,099,359	2,257,915
Property, plant and equipment, net	436,449	418,683
Operating lease right-of-use assets, net	78,978	73,734
Marketable securities	103,911	110,777
Deferred tax assets	162,669	142,784
Retirement plans assets	11,403	11,761
Other assets	37,581	28,925
Acquired intangible assets, net	39,165	53,478
Goodwill	401,140	403,195
Total assets	$3,370,655	$3,501,252
LIABILITIES
Current liabilities:
Accounts payable	$176,117	$139,722
Accrued employees’ compensation and withholdings	155,246	212,266
Deferred revenue and customer advances	109,445	148,285
Other accrued liabilities	122,609	112,271
Operating lease liabilities	18,026	18,594
Income taxes payable	35,687	65,010
Current debt	23,529	50,115
Total current liabilities	640,659	746,263
Retirement plans liabilities	123,244	116,005
Long-term deferred revenue and customer advances	34,405	45,131
Long-term other accrued liabilities	17,114	15,981
Deferred tax liabilities	238	3,267
Long-term operating lease liabilities	69,364	64,176
Long-term incomes taxes payable	44,331	59,135
Total liabilities	929,355	1,049,958
Commitments and contingencies (Note P)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 153,235 and 155,759 shares issued and outstanding at October 1, 2023 and December 31, 2022, respectively	19,154	19,470
Additional paid-in capital	1,816,137	1,755,963
Accumulated other comprehensive loss	(47,928)	(49,868)
Retained earnings	653,937	725,729
Total shareholders’ equity	2,441,300	2,451,294
Total liabilities and shareholders’ equity	$3,370,655	$3,501,252

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands, except per share amount)
Revenues:
Products	$551,982	$676,252	$1,565,776	$2,000,081
Services	151,750	150,821	439,923	423,128
Total revenues	703,732	827,073	2,005,699	2,423,209
Cost of revenues:
Cost of products	239,827	277,539	655,502	795,229
Cost of services	65,614	64,155	192,993	181,279
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	305,441	341,694	848,495	976,508
Gross profit	398,291	485,379	1,157,204	1,446,701
Operating expenses:
Selling and administrative	138,330	135,632	434,979	415,351
Engineering and development	104,413	111,715	315,881	331,781
Acquired intangible assets amortization	4,720	4,729	14,348	14,663
Restructuring and other	6,856	1,796	15,251	19,554
Total operating expenses	254,319	253,872	780,459	781,349
Income from operations	143,972	231,507	376,745	665,352
Non-operating (income) expense:
Interest income	(6,873)	(1,318)	(18,486)	(2,972)
Interest expense	963	779	2,994	2,704
Other (income) expense, net	5,602	5,849	6,470	20,472
Income before income taxes	144,280	226,197	385,767	645,148
Income tax provision	16,164	42,712	54,069	101,948
Net income	$128,116	$183,485	$331,698	$543,200
Net income per common share:
Basic	$0.83	$1.17	$2.14	$3.41
Diluted	$0.78	$1.10	$2.01	$3.17
Weighted average common shares—basic	153,762	156,364	154,809	159,325
Weighted average common shares—diluted	164,050	166,733	165,037	171,156

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Net income	$128,116	$183,485	$331,698	$543,200
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, $0, respectively	(14,325)	(28,951)	(2,073)	(66,258)
Available-for-sale marketable securities:
Unrealized losses on marketable securities arising during period, net of tax of $(731), $(997), $(408), and $(3,570), respectively	(2,628)	(3,581)	(903)	(13,491)
Less: Reclassification adjustment for losses included in net income, net of tax of $0, $(11), $9, $48, respectively	—	177	33	386
	(2,628)	(3,404)	(870)	(13,105)
Cash flow hedges:
Unrealized gains arising during period, net of tax of $728, $0, $1,816, $0 respectively	2,590	537	6,456	537
Less: Reclassification adjustment for losses included in net income, net of tax of $(869), $0, $(441), $0 respectively	(3,091)	—	(1,567)	—
	(501)	537	4,889	537
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(1), $(2), respectively	(2)	(2)	(6)	(5)
Other comprehensive (loss) income	(17,456)	(31,820)	1,940	(78,831)
Comprehensive income	$110,660	$151,665	$333,638	$464,369

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE COMMON SHARES

AND SHAREHOLDERS’ EQUITY

(Unaudited)

		Shareholders' Equity
	Convertible Common Shares Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
		(in thousands)
For the Three Months Ended October 1, 2023
Balance, July 2, 2023	$—	154,148	$19,269	$1,784,590	$(30,472)	$661,496	$2,434,883
Net issuance of common stock under stock-based plans		207	26	17,180			17,206
Stock-based compensation expense				14,367			14,367
Repurchase of common stock		(1,120)	(141)			(118,766)	(118,907)
Cash dividends ($0.11 per share)						(16,909)	(16,909)
Settlements of convertible notes		210	25	(25)			—
Exercise of convertible notes hedge call options		(210)	(25)	25			—
Net income						128,116	128,116
Other comprehensive loss					(17,456)		(17,456)
Balance, October 1, 2023	$—	153,235	$19,154	$1,816,137	$(47,928)	$653,937	$2,441,300

For the Three Months Ended October 2, 2022
Balance, July 3, 2022	$—	157,880	$19,735	$1,721,586	$(52,959)	$610,234	$2,298,596
Net issuance of common stock under stock-based plans		169	21	12,031			12,052
Stock-based compensation expense				13,194			13,194
Repurchase of common stock		(2,267)	(283)			(203,918)	(204,201)
Cash dividends ($0.11 per share)						(17,149)	(17,149)
Settlements of convertible notes		207	26	(58)			(32)
Exercise of convertible notes hedge call options		(207)	(26)	26			—
Net income						183,485	183,485
Other comprehensive loss					(31,820)		(31,820)
Balance, October 2, 2022	$—	155,782	$19,473	$1,746,779	$(84,779)	$572,652	$2,254,125

		Shareholders' Equity
	Convertible Common Shares Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
		(in thousands)
For the Nine Months Ended October 1, 2023
Balance, December 31, 2022	$—	155,759	$19,470	$1,755,963	$(49,868)	$725,729	$2,451,294
Net issuance of common stock under stock-based plans		838	104	13,399			13,503
Stock-based compensation expense				46,775			46,775
Repurchase of common stock		(3,362)	(420)			(352,371)	(352,791)
Cash dividends ($0.33 per share)						(51,119)	(51,119)
Settlements of convertible notes		585	72	(72)			—
Exercise of convertible notes hedge call options		(585)	(72)	72			—
Net income						331,698	331,698
Other comprehensive income					1,940		1,940
Balance, October 1, 2023	$—	153,235	$19,154	$1,816,137	$(47,928)	$653,937	$2,441,300

For the Nine Months Ended October 2, 2022
Balance, December 31, 2021	$1,512	162,251	$20,281	$1,811,545	$(5,948)	$736,566	$2,562,444
Net issuance of common stock under stock-based plans		754	95	(4,287)			(4,192)
Stock-based compensation expense				39,056			39,056
Repurchase of common stock		(7,223)	(903)			(749,097)	(750,000)
Cash dividends ($0.33 per share)						(52,617)	(52,617)
Settlements of convertible notes		1,211	151	(364)			(213)
Exercise of convertible notes hedge call options		(1,211)	(151)	151			—
Convertible common shares	(1,512)			1,512			1,512
Cumulative-effect of change in accounting principle related to convertible debt				(100,834)		94,600	(6,234)
Net income						543,200	543,200
Other comprehensive loss					(78,831)		(78,831)
Balance, October 2, 2022	$—	155,782	$19,473	$1,746,779	$(84,779)	$572,652	$2,254,125

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 1, 2023	October 2, 2022
	(in thousands)
Cash flows from operating activities:
Net income	$331,698	$543,200
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	68,858	67,902
Stock-based compensation	45,236	37,420
Provision for excess and obsolete inventory	23,069	18,929
Amortization	14,083	15,012
Deferred taxes	(24,026)	(28,373)
(Gains) losses on investments	(3,159)	11,436
Other	(13)	740
Changes in operating assets and liabilities
Accounts receivable	30,191	4,248
Inventories	6,395	(68,817)
Prepayments and other assets	(63,982)	(94,331)
Accounts payable and other liabilities	3,999	(71,682)
Deferred revenue and customer advances	(49,517)	(5,896)
Retirement plans contributions	(3,698)	(3,897)
Income taxes	(42,683)	(31,370)
Net cash provided by operating activities	336,451	394,521
Cash flows from investing activities:
Purchases of property, plant and equipment	(115,306)	(128,672)
Purchases of marketable securities	(137,786)	(267,175)
Issuance of convertible loan	(5,000)	—
Proceeds from maturities of marketable securities	71,447	182,092
Proceeds from sales of marketable securities	36,963	259,200
Proceeds from life insurance	460	—
Net cash (used for) provided by investing activities	(149,222)	45,445
Cash flows from financing activities:
Repurchase of common stock	(346,492)	(750,000)
Dividend payments	(51,081)	(52,578)
Payments of convertible debt principal	(26,735)	(52,005)
Payments related to net settlement of employee stock compensation awards	(20,586)	(32,987)
Issuance of common stock under stock purchase and stock option plans	34,084	28,733
Net cash used for financing activities	(410,810)	(858,837)
Effects of exchange rate changes on cash and cash equivalents	5,769	7,418
Decrease in cash and cash equivalents	(217,812)	(411,453)
Cash and cash equivalents at beginning of period	854,773	1,122,199
Cash and cash equivalents at end of period	$636,961	$710,746
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$2,392	$2,349

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

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For the nine months ended October 1, 2023, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to Teradyne’s consolidated financial statements.

D. REVENUE

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Robotics
	System on-a-Chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	Wireless Test	Total
	(in thousands)
For the Three Months Ended October 1, 2023 (1)
Timing of Revenue Recognition
Point in Time	$330,846	$86,247	$66,418	$68,938	$14,012	$32,638	$599,099
Over Time	73,264	7,506	16,785	1,607	1,135	4,336	104,633
Total	$404,110	$93,753	$83,203	$70,545	$15,147	$36,974	$703,732
Geographical Market
Asia Pacific	$360,375	$91,352	$40,464	$15,430	$3,180	$24,727	$535,528
Americas	24,752	1,356	35,888	26,073	7,154	10,139	105,362
Europe, Middle East and Africa	18,983	1,045	6,851	29,042	4,813	2,108	62,842
Total	$404,110	$93,753	$83,203	$70,545	$15,147	$36,974	$703,732

For the Three Months Ended October 2, 2022 (1)
Timing of Revenue Recognition
Point in Time	$383,801	$117,943	$93,248	$71,300	$15,025	$42,885	$724,202
Over Time	66,614	7,346	22,906	2,062	680	3,263	102,871
Total	$450,415	$125,289	$116,154	$73,362	$15,705	$46,148	$827,073
Geographical Market
Asia Pacific	$399,323	$122,839	$73,768	$18,850	$2,917	$34,420	$652,117
Americas	31,719	2,129	35,865	26,515	8,877	9,481	114,586
Europe, Middle East and Africa	19,373	321	6,521	27,997	3,911	2,247	60,370
Total	$450,415	$125,289	$116,154	$73,362	$15,705	$46,148	$827,073

For the Nine Months Ended October 1, 2023 (2)
Timing of Revenue Recognition
Point in Time	$886,201	$260,052	$200,076	$194,698	$42,748	$108,262	$1,692,038
Over Time	219,436	21,890	52,030	5,731	3,364	11,210	313,661
Total	$1,105,638	$281,942	$252,106	$200,429	$46,112	$119,472	$2,005,699
Geographical Market
Asia Pacific	$946,696	$270,297	$121,698	$43,530	$6,973	$70,320	$1,459,514
Americas	98,511	8,586	105,031	69,346	25,051	42,476	349,001
Europe, Middle East and Africa	60,431	3,059	25,377	87,553	14,088	6,676	197,184
Total	$1,105,638	$281,942	$252,106	$200,429	$46,112	$119,472	$2,005,699

For the Nine Months Ended October 2, 2022 (2)
Timing of Revenue Recognition
Point in Time	$1,102,467	$281,456	$317,230	$234,352	$49,570	$152,079	$2,137,154
Over Time	193,996	21,473	52,295	6,268	2,582	9,441	286,055
Total	$1,296,463	$302,929	$369,525	$240,620	$52,152	$161,520	$2,423,209
Geographical Market
Asia Pacific	$1,153,599	$294,986	$243,135	$54,828	$10,826	$113,472	$1,870,846
Americas	90,148	6,727	105,884	81,857	24,670	36,628	345,914
Europe, Middle East and Africa	52,716	1,216	20,506	103,935	16,656	11,420	206,449
Total	$1,296,463	$302,929	$369,525	$240,620	$52,152	$161,520	$2,423,209

(1)
Includes $1.4 million and $1.8 million in 2023 and 2022, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers.”
(2)
Includes $3.9 million and $5.9 million in 2023 and 2022, respectively, for leases of Teradyne’s systems recognized outside ASC 606 “Revenue from Contracts with Customers.”

Contract Balances

During the three and nine months ended October 1, 2023, Teradyne recognized $21.9 million and $91.3 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. During the three and nine months ended October 2, 2022, Teradyne recognized $27.1 million and $87.3 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of October 1, 2023, Teradyne had $1,133 million of unsatisfied performance obligations. Teradyne expects to recognize approximately 89% of the remaining performance obligations in the next 12 months and the remainder in 1-3 years.

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	October 1, 2023	December 31, 2022
	(in thousands)
Maintenance, service and training	$65,720	$78,089
Extended warranty	38,843	56,180
Customer advances, undelivered elements and other	39,287	59,147
Total deferred revenue and customer advances	$143,850	$193,416

Accounts Receivable

During the three and nine months ended October 1, 2023 and October 2, 2022, Teradyne sold certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. During the three months ended October 1, 2023 and October 2, 2022, total trade accounts receivable sold under the factoring agreements were $94.1 million and $15.9 million, respectively. During the nine months ended October 1, 2023 and October 2, 2022, total trade accounts receivable sold under the factoring agreements were $191.2 million and $73.0 million, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by operating activities in the consolidated statements of cash flows.

E. INVENTORIES

Inventories, net consisted of the following at October 1, 2023 and December 31, 2022:

	October 1, 2023	December 31, 2022
	(in thousands)
Raw material	$243,402	$256,065
Work-in-process	40,128	37,982
Finished goods	39,102	30,972
	$322,632	$325,019

Inventory reserves at October 1, 2023 and December 31, 2022 were $145.4 million and $136.8 million, respectively.

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

During the three and nine months ended October 1, 2023 and October 2, 2022, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Realized gains recorded in the three and nine months ended October 1, 2023, were $0.1 million and $0.6 million, respectively. Realized gains recorded in the three and nine months ended October 2, 2022, were $0.1 million and $0.6 million, respectively. No realized losses were recorded in the three months ended October 1, 2023. Realized losses recorded in the nine months ended October

1, 2023, were $0.3 million. Realized losses recorded in the three and nine months ended October 2, 2022, were $0.3 million and $0.9 million, respectively. Realized gains and losses are included in other (income) expense, net.

No unrealized gains on equity securities were recorded in the three months ended October 1, 2023. Unrealized gains on equity securities recorded in the nine months ended October 1, 2023 were $4.6 million. No unrealized gains on equity securities were recorded in the three and nine months ended October 2, 2022. Unrealized losses on equity securities were recorded in the three and nine months ended October 1, 2023 were $1.7 million. Unrealized losses on equity securities recorded in the three and nine months ended October 2, 2022, were $2.3 million and $11.1 million, respectively. Unrealized gains and losses on equity securities are included in other (income) expense, net.

Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income (loss) on the balance sheet.

The cost of securities sold is based on average cost.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of October 1, 2023 and December 31, 2022.

	October 1, 2023
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$309,348	$—	$—	$309,348
Cash equivalents	307,160	20,453	—	327,613
Available-for-sale securities:
U.S. Treasury securities	—	58,499	—	58,499
Corporate debt securities	—	50,830	—	50,830
Commercial paper	—	12,454	—	12,454
Debt mutual funds	8,236	—	—	8,236
Certificates of deposit and time deposits	—	6,688	—	6,688
U.S. government agency securities	—	4,774	—	4,774
Equity securities:
Mutual funds	42,000	—	—	42,000
	$666,744	$153,698	$—	$820,442
Derivative assets	—	5,198	—	5,198
Total	$666,744	$158,896	$—	$825,640
Liabilities
Derivative liabilities	$—	$1,128	$—	$1,128
Total	$—	$1,128	$—	$1,128

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$616,508	$20,453	$—	$636,961
Marketable securities	—	79,570	—	79,570
Long-term marketable securities	50,236	53,675	—	103,911
Prepayments	—	5,198	—	5,198
Total	$666,744	$158,896	$—	$825,640
Liabilities
Other current liabilities	$—	$1,128	$—	$1,128
Total	$—	$1,128	$—	$1,128

	December 31, 2022
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$632,417	$—	$—	$632,417
Cash equivalents	161,767	60,589	—	222,356
Available-for-sale securities:
Corporate debt securities	—	50,856	—	50,856
U.S. Treasury securities	—	39,649	—	39,649
Commercial paper	—	7,159	—	7,159
Debt mutual funds	6,580	—	—	6,580
U.S. government agency securities	—	6,352	—	6,352
Certificates of deposit and time deposits	—	1,740	—	1,740
Non-U.S. government securities	—	535	—	535
Equity securities:
Mutual Funds	37,518	—	—	37,518
	$838,282	$166,880	$—	$1,005,162
Derivative assets	—	86	—	86
Total	$838,282	$166,966	$—	$1,005,248
Liabilities
Derivative liabilities	—	4,215	—	4,215
Total	$—	$4,215	$—	$4,215

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$794,184	$60,589	$—	$854,773
Marketable securities	—	39,612	—	39,612
Long-term marketable securities	44,098	66,679	—	110,777
Prepayments	—	86	—	86
Total	$838,282	$166,966	$—	$1,005,248
Liabilities
Other current liabilities	$—	$4,215	$—	$4,215
Total	$—	$4,215	$—	$4,215

The carrying amounts and fair values of Teradyne’s financial instruments at October 1, 2023 and December 31, 2022, were as follows:

	October 1, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$636,961	$636,961	$854,773	$854,773
Marketable securities	183,481	183,481	150,389	150,389
Derivative assets	5,198	5,198	86	86
Liabilities
Derivative liabilities	1,128	1,128	4,215	4,215
Convertible debt	23,529	74,919	50,115	139,007

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of available-for-sale marketable securities at October 1, 2023:

	October 1, 2023
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$63,773	$—	$(5,274)	$58,499	$57,794
Corporate debt securities	57,710	—	(6,880)	50,830	50,830
Commercial paper	12,411	44	(1)	12,454	2,988
Debt mutual funds	8,724	—	(488)	8,236	3,082
Certificates of deposit and time deposits	6,688	—	—	6,688	—
U.S. government agency securities	4,823	—	(49)	4,774	4,774
	$154,129	$44	$(12,692)	$141,481	$119,468

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$80,145	$44	$(619)	$79,570	$62,711
Long-term marketable securities	73,984	—	(12,073)	61,911	56,757
	$154,129	$44	$(12,692)	$141,481	$119,468

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2022:

	December 31, 2022
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Corporate debt securities	$57,006	$3	$(6,153)	$50,856	$50,667
U.S. Treasury securities	44,030	—	(4,381)	39,649	39,649
Commercial paper	7,089	70	—	7,159	—
Debt mutual funds	6,997	—	(417)	6,580	3,095
U.S. government agency securities	6,442	—	(90)	6,352	6,352
Certificates of deposit and time deposits	1,740	—	—	1,740	—
Non-U.S. government securities	535	—	—	535	—
	$123,839	$73	$(11,041)	$112,871	$99,763

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$39,950	$70	$(408)	$39,612	$30,713
Long-term marketable securities	83,889	3	(10,633)	73,259	69,050
	$123,839	$73	$(11,041)	$112,871	$99,763

As of October 1, 2023, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $54.3 million and $65.1 million, respectively. As of December 31, 2022, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $66.3 million and $33.4 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at October 1, 2023 and December 31, 2022 were not other than temporary.

The contractual maturities of investments in available-for-sale securities held at October 1, 2023, were as follows:

	October 1, 2023
	Cost	Fair Market Value
	(in thousands)
Due within one year	$80,145	$79,570
Due after 1 year through 5 years	20,012	19,257
Due after 5 years through 10 years	6,858	6,128
Due after 10 years	38,390	28,290
Total	$145,405	$133,245

Contractual maturities of investments in available-for-sale securities held at October 1, 2023, exclude debt mutual funds with a fair market value of $8.2 million, as they do not have a contractual maturity date.

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

At October 1, 2023 and December 31, 2022, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Net Notional Value
	October 1, 2023	December 31, 2022
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$49.6	$37.1
U.S. dollar/Taiwan dollar	29.5	29.2
U.S. dollar/Korean won	9.3	6.4
U.S. dollar/British pound sterling	1.2	1.2
Euro/U.S. dollar	22.7	38.4
Singapore dollar/U.S. dollar	13.3	33.5
Philippine peso/U.S. dollar	10.0	2.7
Chinese yuan/U.S. dollar	1.3	2.2
Danish krone/U.S. dollar	0.6	—
Total	$137.5	$150.7

The fair value of the outstanding contracts was a net gain of $1.0 million and a net loss of $0.9 million, respectively, at October 1, 2023 and December 31, 2022.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

At October 1, 2023 and December 31, 2022, Teradyne had the following cash flow hedge contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	Net Notional Value
	October 1, 2023	December 31, 2022
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$38.6	$61.2
U.S. dollar/Taiwan dollar	—	10.9
Japanese yen/U.S. dollar	—	23.4
Taiwan dollar/U.S. dollar	—	5.5
Total	$38.6	$101.0

The fair value of the outstanding cash flow hedge contracts was a gain of $3.0 million and a loss of $3.2 million at October 1, 2023 and December 31, 2022, respectively.

Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity, the gains or losses associated with cash flow hedge contracts are recorded to revenue.

The following table summarizes the fair value of derivative instruments as of October 1, 2023 and December 31, 2022:

	Balance Sheet Location	October 1, 2023	December 31, 2022
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepayments	$2,159	$86
Foreign exchange forward contracts	Other current liabilities	(1,128)	(990)
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Prepayments	3,039	—
Foreign exchange option contracts	Other current liabilities	—	(3,225)
Total derivatives		$4,070	$(4,129)

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and nine months ended October 1, 2023 and October 2, 2022:

		For the Three Months Ended		For the Nine Months Ended
	Location of (Gains) Losses Recognized in Statement of Operations	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(1,886)	$1,246	$(4,667)	$(2,209)
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Revenue	(3,960)	—	(2,008)	—
Total Derivatives		$(5,846)	$1,246	$(6,675)	$(2,209)

The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and nine months ended October 1, 2023, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $5.3 million and $12.3 million, respectively. For the three and nine months ended October 2, 2022, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.6 million and $9.5 million, respectively.

See Note G: “Debt” regarding derivatives related to the convertible senior notes.
G. DEBT

Convertible Senior Notes

On December 12, 2016, Teradyne completed a private offering of $460.0 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023 and received net proceeds, after issuance costs, of approximately $450.8 million, $33.0 million of which was used to pay the net cost of the convertible note hedge transactions and $50.1 million of which was used to repurchase 2.0 million shares of Teradyne’s common stock under its existing stock repurchase program from purchasers of the Notes in privately negotiated transactions effected through one of the initial purchasers or its affiliates conducted concurrently with the pricing of the Note offering. The Notes will mature on December 15, 2023, unless earlier repurchased or converted. The Notes bear interest at a rate of 1.25% per year payable semiannually in arrears on June 15 and December 15 of each year. The Notes will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding September 15, 2023, only under the following circumstances: (1) during any calendar quarter beginning after March 31, 2017 (and only during such calendar quarter), if the closing sale price of Teradyne’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Teradyne’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events. On or after September 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its future conversion obligation by paying cash for the principal amount of the Notes and paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election for the amount in excess of principal. On November 4, 2021, Teradyne made an irrevocable election under the Indenture to require the principal portion of the remaining Notes to be settled in cash. As of October 1, 2023, the conversion price was approximately $31.41 per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances. As of November 3, 2023, one hundred and thirty-five debt holders had exercised the option to convert $436.5 million worth of notes.

Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.41.

Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. These transactions have been accounted for as an adjustment to our shareholders’

equity. The Warrant Transactions currently cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of common stock. As of October 1, 2023, the strike price of the warrants was approximately $39.42 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

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

Debt issuance fees at October 1, 2023, have been fully amortized to interest expense using the effective interest method over the seven-year term of the Notes.

The tables below represent the key components of Teradyne’s convertible senior notes:

	October 1, 2023	December 31, 2022
	(in thousands)
Debt principal	$23,529	$50,228
Unamortized debt issuance fees	—	113
Net Carrying amount of convertible debt	$23,529	$50,115

Teradyne’s convertible senior notes were reported as current debt at October 1, 2023 and December 31, 2022.

The interest expense on Teradyne’s convertible senior notes for the three and nine months ended October 1, 2023 and October 2, 2022 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)		(in thousands)
Contractual interest expense on the coupon	$74	$159	$312	$592
Amortization of debt issuance fees recognized as interest expense	—	43	113	173
Total interest expense on the convertible debt	$74	$202	$425	$765

As of October 1, 2023, the conversion price was approximately $31.41 per share and the if converted value of the notes was $75.3 million. There were no unsettled conversions as of October 1, 2023. Teradyne expects to make principal interest payments of $0.1 million in the next 3 months.

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

As of November 3, 2023, the Credit Agreement was undrawn and Teradyne was in compliance with all covenants under the Credit Agreement.

H. PREPAYMENTS

Prepayments consist of the following:

	October 1, 2023	December 31, 2022
	(in thousands)
Contract manufacturer and supplier prepayments	$556,369	$491,105
Prepaid taxes	18,633	18,625
Prepaid maintenance and other services	8,655	14,545
Other prepayments	9,709	8,687
Total prepayments	$593,366	$532,962

I. PRODUCT WARRANTY

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Balance at beginning of period	$12,543	$16,036	$14,181	$24,577
Accruals for warranties issued during the period	8,859	4,930	16,237	15,460
Accruals related to pre-existing warranties	(795)	(654)	(1,552)	(5,024)
Settlements made during the period	(5,892)	(6,181)	(14,151)	(20,882)
Balance at end of period	$14,715	$14,131	$14,715	$14,131

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Balance at beginning of period	$44,422	$65,791	$56,180	$64,168
Deferral of new extended warranty revenue	2,734	6,987	11,615	28,550
Recognition of extended warranty deferred revenue	(8,313)	(10,858)	(28,952)	(30,798)
Balance at end of period	$38,843	$61,920	$38,843	$61,920

J. STOCK-BASED COMPENSATION

On February 1, 2023 (the “Retirement Date”), Mark E. Jagiela retired as Chief Executive Officer of Teradyne and a member of Teradyne’s Board of Directors, and Teradyne entered into an agreement (the “Retirement Agreement”) with Mr. Jagiela. Under the Retirement Agreement, Mr. Jagiela’s unvested time-based restricted stock units and stock options granted prior to his Retirement Date were modified to allow continued vesting; and any vested options or options that vest during that period may be exercised for the remainder of the applicable option term. During the nine months ended October 1, 2023, Teradyne recorded a stock-based compensation expense of $5.9 million related to the Retirement Agreement.

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

During the nine months ended October 1, 2023 and October 2, 2022, Teradyne granted 0.5 million and 0.4 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $102.66 and $110.34, respectively, and 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $90.50 and $106.91, respectively.

During the nine months ended October 1, 2023 and October 2, 2022, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $102.91 and $110.84, respectively.

During the nine months ended October 1, 2023 and October 2, 2022, Teradyne granted 0.1 million of TSR PRSUs, with a grant date fair value of $139.04 and $101.06, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Nine Months Ended
	October 1, 2023	October 2, 2022
Risk-free interest rate	4.0%	1.4%
Teradyne volatility-historical	49.7%	47.1%
NYSE Composite Index volatility-historical	24.1%	22.7%
Dividend yield	0.4%	0.4%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $104.12, and an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $112.12 for the 2022 grant.

During the nine months ended October 1, 2023 and October 2, 2022, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $41.23 and $39.01, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	October 1, 2023	October 2, 2022
Expected life (years)	4.0	4.0
Risk-free interest rate	3.8%	1.6%
Volatility-historical	46.6%	43.7%
Dividend yield	0.4%	0.4%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $104.15 for the 2023 grant and an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $112.12 for the 2022 grant.

K. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Nine Months Ended October 1, 2023
Balance at December 31, 2022, net of tax of $0, $(2,308), $(708), $(1,130), respectively	$(39,849)	$(8,661)	$(2,517)	$1,159	$(49,868)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(408), $1,816, $0, respectively	(2,073)	(903)	6,456	—	$3,480
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $9, $(441), $(1), respectively	—	33	(1,567)	(6)	(1,540)
Net current period other comprehensive (loss) gain, net of tax of $0, $(399), $1,375, $(1), respectively	(2,073)	(870)	4,889	(6)	1,940
Balance at October 1, 2023, net of tax of $0, $(2,707), $667, $(1,131), respectively	$(41,922)	$(9,531)	$2,372	$1,153	$(47,928)

Nine Months Ended October 2, 2022
Balance at December 31, 2021, net of tax of $0, $1,055, $0, $(1,128), respectively	$(10,818)	$3,704	$—	$1,166	$(5,948)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(3,570), $0, $0, respectively	(66,258)	(13,491)	537	—	$(79,212)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $48, $0, $(2), respectively	—	386	—	(5)	381
Net current period other comprehensive (loss) gain, net of tax of $0, $(3,522), $0, $(2), respectively	(66,258)	(13,105)	537	(5)	(78,831)
Balance at October 2, 2022, net of tax of $0, $(2,467), $0, $(1,130), respectively	$(77,076)	$(9,401)	$537	$1,161	$(84,779)

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and nine months ended October 1, 2023 and October 2, 2022, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statements of Operations
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Available-for-sale marketable securities:
Unrealized losses, net of tax of $0, $11, $(9), $(48), respectively	$—	$(177)	$(33)	$(386)	Other (income) expense, net
Cash flow hedges:
Unrealized gains, net of tax of $869, $0, $441, $0, respectively	3,091	—	1,567	—	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $0, $0, $1, $2, respectively	2	2	6	5	(a)
Total reclassifications, net of tax of $869, $11, $433, $(46), respectively	$3,093	$(175)	$1,540	$(381)	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note O: “Retirement Plans.”

L. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. In the nine months ended October 1, 2023, there were no interim indicators of impairment. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

The changes in the carrying amount of goodwill by reportable segments for the nine months ended October 1, 2023, were as follows:

	Robotics	Wireless Test	Semiconductor Test	System Test	Total
	(in thousands)
Balance at December 31, 2022
Goodwill	$383,166	$361,819	$262,077	$158,699	$1,165,761
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)
Total Goodwill	383,166	7,976	1,537	10,516	403,195
Foreign currency translation adjustment	(2,079)	—	24	—	(2,055)
Balance at October 1, 2023
Goodwill	381,087	361,819	262,101	158,699	1,163,706
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)
Total Goodwill	$381,087	$7,976	$1,561	$10,516	$401,140

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at October 1, 2023
Developed technology	$267,708	$(240,155)	$(5,927)	$21,626
Customer relationships	52,109	(47,276)	190	5,023
Tradenames and trademarks	59,007	(44,966)	(1,525)	12,516
Total intangible assets	$378,824	$(332,397)	$(7,262)	$39,165
Balance at December 31, 2022
Developed technology	$270,967	$(234,208)	$(5,935)	$30,824
Customer relationships	57,739	(51,186)	172	6,725
Tradenames and trademarks	59,387	(41,930)	(1,528)	15,929
Total intangible assets	$388,093	$(327,324)	$(7,291)	$53,478

(1)
In 2023, $9.3 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.

Aggregate intangible asset amortization expense was $4.7 million and $14.3 million, respectively, for the three and nine months ended October 1, 2023, and $4.7 million and $14.7 million, respectively, for the three and nine months ended October 2, 2022.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2023	$4,630
2024	18,469
2025	11,202
2026	2,343
2027	1,127
Thereafter	1,394

M. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$128,116	$183,485	$331,698	$543,200
Weighted average common shares-basic	153,762	156,364	154,809	159,325
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	9,168	8,284	9,009	9,114
Incremental shares from assumed conversion of convertible notes (2)	629	1,453	762	1,965
Restricted stock units	455	564	410	673
Stock options	26	45	39	56
Employee stock purchase plan	10	23	8	23
Dilutive potential common shares	10,288	10,369	10,228	11,831
Weighted average common shares-diluted	164,050	166,733	165,037	171,156
Net income per common share-basic	$0.83	$1.17	$2.14	$3.41
Net income per common share-diluted	$0.78	$1.10	$2.01	$3.17

(1)
Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price, multiplied by the number of warrant shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.
(2)
Incremental shares from assumed conversion of the convertible notes were calculated using the difference between the average Teradyne stock price for the period and the conversion price, multiplied by the number of convertible notes shares. The result of this calculation, representing the total intrinsic value of the convertible notes, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and nine months ended October 1, 2023, excludes the effect of the potential vesting of 0.1 million and 0.4 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and nine months ended October 2, 2022, excludes the effect of the potential vesting of 0.7 million and 0.9 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

N. RESTRUCTURING AND OTHER

During the three months ended October 1, 2023, Teradyne recorded $4.7 million of severance charges related to headcount reductions of 94 people primarily in Semiconductor Test and Robotics, which included charges related to a voluntary early retirement program for employees meeting certain conditions, and a $1.5 million contract termination charge.

During the three months ended October 2, 2022, Teradyne recorded $1.2 million of severance charges primarily in Robotics and $0.7 million for an increase in legal liabilities.

During the nine months ended October 1, 2023, Teradyne recorded $11.8 million of severance charges related to headcount reductions of 197 people primarily in Semiconductor Test and Robotics, which included charges related to a voluntary early retirement program for employees meeting certain conditions, a $1.5 million contract termination charge, and a charge of $1.1 million for an increase in environmental liability.

During the nine months ended October 2, 2022, Teradyne recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out dispute, which was settled on March 25, 2022 for $26.7 million, a charge of $2.7 million for an increase in environmental and legal liabilities, and $2.1 million of severance charges primarily in Robotics.

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

In the nine months ended October 1, 2023 and October 2, 2022, Teradyne contributed $2.3 million and $2.5 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $0.8 million and $0.7 million, respectively, to certain qualified pension plans for non-U.S. subsidiaries.

For the three and nine months ended October 1, 2023 and October 2, 2022, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	October 1, 2023		October 2, 2022
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$272	$107	$397	$153
Interest cost	1,713	253	1,222	96
Expected return on plan assets	(1,286)	(11)	(732)	(16)
Net actuarial loss	—	66	—	—
Settlement loss	—	5	—	—
Total net periodic pension cost	$699	$420	$887	$233

	For the Nine Months Ended
	October 1, 2023		October 2, 2022
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$815	$320	$1,191	$539
Interest cost	5,138	762	3,665	333
Expected return on plan assets	(3,856)	(28)	(2,195)	(54)
Net actuarial loss (gain)	24	66	(45)	—
Settlement loss	—	5	—	—
Total net periodic pension cost	$2,121	$1,125	$2,616	$818

Postretirement Benefit Plan

In addition to receiving pension benefits, Teradyne employees in the United States who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits and the existing benefit obligation relates primarily to those employees. During the three and nine months ended October 1, 2023, Teradyne recorded special termination benefit charges associated with a voluntary early retirement program.

For the three and nine months ended October 1, 2023 and October 2, 2022, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Service cost	$9	$16	$26	$48
Interest cost	60	44	181	132
Amortization of prior service credit	(2)	(2)	(7)	(7)
Special termination benefits	1,423	—	1,792	—
Net actuarial loss	—	—	30	54
Total net periodic postretirement benefit cost	$1,490	$58	$2,022	$227

P. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of October 1, 2023, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $465.8 million, of which $400.2 million is for less than one year.

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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of October 1, 2023 and

December 31, 2022, Teradyne had a product warranty accrual of $14.7 million and $14.2 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $38.8 million and $56.2 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of October 1, 2023 and December 31, 2022, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

Q. INCOME TAXES

A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
U.S. statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Non-deductible officers' compensation	1.3	1.8	1.1	1.4
Tax credits	(4.9)	(2.1)	(3.4)	(1.9)
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	(3.4)	(1.4)	(3.0)	(1.2)
Foreign taxes	(0.6)	(0.6)	(0.8)	(2.4)
Discrete expense related to foreign currency gain or loss	0.9	0.1	0.8	0.4
Discrete benefit related to tax credits	(4.4)	—	(1.6)	—
Discrete benefit related to equity compensation	(0.3)	(0.1)	(1.0)	(1.9)
Other, net	1.6	0.2	0.9	0.4
Effective tax rate	11.2%	18.9%	14.0%	15.8%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of October 1, 2023, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of October 1, 2023 and December 31, 2022, Teradyne had $16.5 million and $15.6 million, respectively, of reserves for uncertain tax positions. The $0.9 million net increase in reserves for uncertain tax positions is related to U.S. federal research and development credits generated in the current year.

As of October 1, 2023, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $0.1 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to U.S. state research and development credits.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of October 1, 2023 and December 31, 2022, $0.6 million and $0.4 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the nine months ended October 1, 2023 and October 2, 2022, an expense of $0.2 million and $0.1 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the nine months ended October 1, 2023, was $1.7 million, or $0.01 per diluted share. The tax savings due to the tax holiday for the nine months ended October 2, 2022, was $9.7 million, or $0.05 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

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

Segment information for the three and nine months ended October 1, 2023 and October 2, 2022 is as follows:

	Semiconductor Test	System Test	Robotics	Wireless Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended October 1, 2023
Revenues	$497,863	$83,203	$85,692	$36,974	$—	$703,732
Income (loss) before income taxes (1)(2)	136,451	23,754	(21,812)	9,469	(3,582)	144,280
Total assets (3)	1,382,444	178,904	684,207	92,514	1,032,586	3,370,655
Three Months Ended October 2, 2022
Revenues	$575,704	$116,154	$89,067	$46,148	$—	$827,073
Income (loss) before income taxes (1)(2)	182,625	40,201	(3,992)	12,647	(5,284)	226,197
Total assets (3)	1,366,478	192,684	614,558	110,484	1,035,702	3,319,906
Nine Months Ended October 1, 2023
Revenues	$1,387,580	$252,106	$246,541	$119,472	$—	$2,005,699
Income (loss) before income taxes (1)(2)	361,676	67,629	(66,704)	30,841	(7,675)	385,767
Total assets (3)	1,382,444	178,904	684,207	92,514	1,032,586	3,370,655
Nine Months Ended October 2, 2022
Revenues	$1,599,392	$369,525	$292,772	$161,520	$—	$2,423,209
Income (loss) before income taxes (1)(2)	510,112	135,566	(15,496)	56,659	(41,693)	645,148
Total assets (3)	1,366,478	192,684	614,558	110,484	1,035,702	3,319,906

(1)
Included in Corporate and Eliminations are: interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, legal and environmental fees, severance charges, pension, contract termination settlement charge and an expense for the modification of Teradyne’s former chief executive officer’s outstanding equity awards.
(2)
Included in income (loss) before taxes are charges related to restructuring and other, and inventory charges.
(3)
Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.

Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Semiconductor Test:
Cost of revenues—inventory charge	$10,422	$10,829	$18,374	$13,144
Restructuring and other—employee severance	1,776	—	5,055	—
System Test:
Restructuring and other—employee severance	$—	$—	$1,124	$—
Cost of revenues—inventory charge	—	—	1,412	—
Robotics:
Cost of revenues—inventory charge	$652	$—	$2,203	$1,411
Restructuring and other—employee severance	636	1,074	2,707	1,616
Wireless:
Cost of revenues—inventory charge	$—	$966	$1,080	$3,942
Corporate and Eliminations:
Restructuring and other—employee severance	$1,753	$—	$2,877	$—
Restructuring and other—contract termination	1,511	—	1,511	—
Selling and administrative —equity modification	—	—	5,889	—
Restructuring and other—other	—	700	1,100	2,700
Restructuring and other—legal settlement	—	—	—	14,700

S. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In January 2023, Teradyne’s Board of Directors cancelled its January 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. Teradyne intends to repurchase up to $500.0 million of its common stock in 2023 based on market conditions.

During the nine months ended October 1, 2023, Teradyne repurchased 3.4 million shares of common stock for a total cost of $349.3 million at an average price of $103.89 per share. As of January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired.

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

In January 2023, May 2023, and August 2023, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three and nine months ended October 1, 2023, were $16.9 million and $51.1 million, respectively.

In January 2022, May 2022, and August 2022, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three and nine months ended October 2, 2022, were $17.1 million and $52.6 million, respectively.

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

In the third quarter of 2023, the demand in our Semiconductor Test business continued to be impacted by a correction cycle driven by excess semiconductor inventory, primarily in the mobility segment of the market. The depth of this slowdown and the timing of the recovery are uncertain, however, strong automotive and image sensor demand partially offset these declines. The growth of DDR5 and High Bandwidth Memory ("HBM") devices for data center applications continue to drive demand for our products in the memory market. Over the midterm we expect the ramp of 3 nanometer and gate-all-around process technology, increasing multichip packaging, additional device complexity and unit growth will drive additional demand for test.

Our Robotics segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms and Mobile Industrial Robots A/S (“MiR”), a leading maker of AMRs for industrial automation. The market for our Robotics segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (“SMEs”) throughout the world. In the third quarter of 2023, Robotics demand stabilized after softening in the first half of 2023 .

In the third quarter of 2023, Robotics and Semiconductor Test shipments came in above our plan. While both our test and robotics businesses could still be impacted by supply constraints, our fourth quarter 2023 forecast does not exclude any revenue due to supply chain constraints.

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

Our corporate strategy continues to focus on profitably gaining market share in our test businesses through the introduction of differentiated products that target expanding segments and accelerating growth through continued investment in our Robotics businesses. We plan to execute on our strategy while balancing capital allocations between returning capital to our shareholders through stock repurchases and dividends and using capital for opportunistic accretive acquisitions.

Impact of the Israel-Hamas conflict on our Business

The recent Israel-Hamas conflict could have a negative impact on our future revenue and supply chain, either of which could adversely affect our business and financial results. Our customers in Israel may experience delays in product releases due to impacts to their labor force and impacts on their suppliers because of the conflict, which could materially impact demand for our products. Similarly, our suppliers in Israel may experience delays in providing us with parts due to the conflict. In addition, the global economic uncertainty following the start of the conflict could impact demand for our products.

Supply Chain Constraints and Inflationary Pressures

The global supply shortage of electrical components, including semiconductor chips, impacted our supply chain in the first half of 2023. In the third quarter of 2023, we saw improvements related to supply constraints and, consequently, did not experience material increases in our lead times and costs for components. In addition, while not material, inflationary pressures contributed to increased costs for product components and wage inflation, impacting our cost of products, gross margin and profit for the quarter. Our supply chain team, and our suppliers, continue to manage numerous supply, production, and logistics obstacles. While not material through the third quarter of 2023, in an effort to mitigate these risks, in some cases, we have incurred higher costs due to investment in supply chain resiliency and to secure available inventory or have extended or placed non-cancellable purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. We have also sourced components from additional suppliers and multi-sourced and pre-ordered components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. There is no assurance that these efforts will be successful. While our businesses could still be impacted by supply constraints in the future, our fourth quarter 2023 forecast does not exclude any revenue due to supply chain constraints.

See Part II—Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for our risk factors regarding risks associated with both the supply chain constraints and international conflicts.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the nine months ended October 1, 2023, to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except as noted below.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Percentage of revenues:
Revenues:
Products	78%	82%	78%	83%
Services	22	18	22	17
Total revenues	100	100	100	100
Cost of revenues:
Cost of products	34	34	33	33
Cost of services	9	8	10	7
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	43	41	42	40
Gross profit	57	59	58	60
Operating expenses:
Selling and administrative	20	16	22	17
Engineering and development	15	14	16	14
Acquired intangible assets amortization	1	1	1	1
Restructuring and other	1	—	1	1
Total operating expenses	36	31	39	32
Income from operations	20	28	19	27
Non-operating (income) expense:
Interest income	(1)	—	(1)	—
Interest expense	—	—	—	—
Other (income) expense, net	1	1	—	1
Income before income taxes	21	27	19	27
Income tax provision	2	5	3	4
Net income	18%	22%	17%	22%

Results of Operations

Third Quarter 2023 Compared to Third Quarter 2022

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	October 1, 2023	October 2, 2022	Dollar Change
	(in millions)
Semiconductor Test	$497.9	$575.7	$(77.8)
System Test	83.2	116.2	(33.0)
Robotics	85.7	89.1	(3.4)
Wireless Test	37.0	46.1	(9.1)
	$703.7	$827.1	$(123.4)

The decrease in Semiconductor Test revenues of $77.8 million, or 13.5%, was driven primarily by lower tester sales for compute and industrial applications and Memory Test sales in DRAM wafer sort and Flash Final Test. The decrease in System Test revenues of $33.0 million, or 28.4%, was primarily due to lower sales in Storage Test of system level and hard disk drive testers, partially offset by higher sales in Defense/Aerospace. The decrease in Robotics revenues of $3.4 million, or 3.8%, was driven primarily by softening demand due to slowing global industrial activity and macro-economic headwinds, and the impact of the transformation of Universal Robots sales channel. The decrease in Wireless Test revenues of $9.1 million, or 19.7% was primarily due to a decrease in connectivity test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	October 1, 2023	October 2, 2022
Korea	15%	18%
Japan	15	4
Taiwan	14	23
United States	13	14
China	12	16
Europe	9	7
Philippines	8	5
Singapore	4	3
Malaysia	3	4
Thailand	3	4
Rest of World	4	2
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	October 1, 2023	October 2, 2022	Dollar/Point Change
	(in millions)
Gross profit	$398.3	$485.4	$(87.1)
Percent of total revenues	56.6%	58.7%	(2.1)

Gross profit as a percent of revenue decreased by 2.1 points, primarily due to product mix, spending to strengthen our supply chain, and lower volume.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	October 1, 2023	October 2, 2022	Dollar Change
	(in millions)
Selling and administrative	$138.3	$135.6	$2.7
Percent of total revenues	19.7%	16.4%

The increase of $2.7 million in selling and administrative expenses was primarily due to higher spending in Robotics, partially offset by lower variable compensation.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	October 1, 2023	October 2, 2022	Dollar Change
	(in millions)
Engineering and development	$104.4	$111.7	$(7.3)
Percent of total revenues	14.8%	13.5%

The decrease of $7.3 million in engineering and development expenses was primarily due to lower spending in Semiconductor Test and lower variable compensation, partially offset by higher spending in Robotics.

Restructuring and Other

During the three months ended October 1, 2023, we recorded $4.7 million of severance charges related to headcount reductions of 94 people primarily in Semiconductor Test and Robotics, which included charges related to a voluntary early retirement program for employees meeting certain conditions, and a $1.5 million contract termination charge.

During the three months ended October 2, 2022, we recorded $1.2 million of severance charges primarily in Robotics, and a charge of $0.7 million for an increase in legal liabilities.

Interest and Other

	For the Three Months Ended
	October 1, 2023	October 2, 2022	Dollar Change
	(in millions)
Interest income	$(6.9)	$(1.3)	$(5.6)
Interest expense	1.0	0.8	$0.2
Other (income) expense, net	5.6	5.8	$(0.2)

Interest income increased by $5.6 million primarily due to higher interest rates in 2023.

Income (Loss) Before Income Taxes

	For the Three Months Ended
	October 1, 2023	October 2, 2022	Dollar Change
	(in millions)
Semiconductor Test	$136.5	$182.6	$(46.1)
System Test	23.8	40.2	(16.4)
Wireless Test	9.5	12.6	(3.1)
Robotics	(21.8)	(4.0)	(17.8)
Corporate and Eliminations (1)	(3.6)	(5.3)	1.7
	$144.3	$226.2	$(81.9)

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, legal and environmental fees, contract termination settlement charge and severance charges.

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower tester sales for compute and industrial applications, and Memory Test sales in DRAM wafer sort and flash final test. The decrease in income before income taxes in System Test was primarily due to lower sales in Storage Test of system level and hard disk drive testers. The decrease in income before income taxes in Wireless Test was driven primarily by a decrease in sales of connectivity test products. The decrease in income before income taxes in Robotics was driven primarily by softening demand due to slowing global industrial activity and macro-economic headwinds, the impact of the transformation of Universal Robots sales channel and product mix. The loss before income taxes in Corporate and Eliminations was primarily due to changes in unrealized gains/losses on equity securities.

Income Taxes

The effective tax rate for the three months ended October 1, 2023 and October 2, 2022, was 11.2% and 18.9%, respectively. The decrease in the effective tax rate from the three months ended October 2, 2022, to three months ended October 1, 2023, primarily resulted from an increase in benefit related to tax credits and an increase in benefit related to the international provisions of the U.S. Tax Cuts and Jobs Act of 2017. These decreases were partially offset by an increase in discrete expense related to foreign currency gain or loss.

Nine Months 2023 Compared to Nine Months 2022

Revenues

Revenues by our reportable segments were as follows:

	For the Nine Months Ended
	October 1, 2023	October 2, 2022	Dollar Change
	(in millions)
Semiconductor Test	$1,387.6	$1,599.4	$(211.8)
System Test	252.1	369.5	(117.4)
Robotics	246.5	292.8	(46.3)
Wireless Test	119.5	161.5	(42.0)
	$2,005.7	$2,423.2	$(417.5)

The decrease in Semiconductor Test revenues of $211.8 million or 13.2%, was driven primarily by lower tester sales for mobility and compute applications. The decrease in System Test revenues of $117.4 million, or 31.8%, was primarily due to lower sales in Storage Test of system level and hard disk drive testers. The decrease in Robotics revenues of $46.3 million, or 15.8%, was driven primarily by softening demand due to slowing global industrial activity and macro-economic headwinds and the impact of the transformation of Universal Robots sales channel. The decrease in Wireless Test revenues of $42.0 million, or 26.0%, was primarily due to a decrease in sales of connectivity test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Nine Months Ended
	October 1, 2023	October 2, 2022
United States	16%	14%
Taiwan	15	22
Korea	14	16
Japan	12	5
China	12	16
Europe	10	8
Philippines	6	3
Singapore	5	3
Malaysia	4	5
Thailand	3	5
Rest of World	3	3
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended
	October 1, 2023	October 2, 2022	Dollar/Point Change
	(in millions)
Gross profit	$1,157.2	$1,446.7	$(289.5)
Percent of total revenues	57.7%	59.7%	(2.0)

Gross profit as a percent of revenue decreased by 2.0 points, primarily due to a lower volume, spending to strengthen our supply chain, and product mix.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended
	October 1, 2023	October 2, 2022	Dollar Change
	(in millions)
Selling and administrative	$435.0	$415.4	$19.6
Percent of total revenues	21.7%	17.1%

The increase of $19.6 million in selling and administrative expenses was primarily due to the charge of $5.9 million recorded in the nine months ended October 1, 2023, related to the modification of Teradyne’s chief executive officer’s outstanding equity awards in connection with his retirement and higher spending in Robotics, System Test, and Semiconductor Test.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended
	October 1, 2023	October 2, 2022	Dollar Change
	(in millions)
Engineering and development	$315.9	$331.8	$(15.9)
Percent of total revenues	15.7%	13.7%

The decrease of $15.9 million in engineering and development expenses was due to lower variable compensation and lower spending in Semiconductor Test, partially offset by higher spending in Robotics.

Restructuring and Other

During the nine months ended October 1, 2023, we recorded $11.8 million of severance charges related to headcount reductions of 197 people primarily in Semiconductor Test and Robotics, which included charges related to a voluntary early retirement program for employees meeting certain conditions, a $1.5 million contract termination charge, and a charge of $1.1 million for an increase in environmental liability.

During the nine months ended October 2, 2022, we recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out dispute, which was settled on March 25, 2022 for $26.7 million, a charge of $2.7 million for an increase in environmental and legal liabilities, and $2.1 million of severance charges primarily in Robotics.

Interest and Other

	For the Nine Months Ended
	October 1, 2023	October 2, 2022	Dollar Change
	(in millions)
Interest income	$(18.5)	$(3.0)	$(15.5)
Interest expense	3.0	2.7	0.3
Other (income) expense, net	6.5	20.5	(14.0)

Interest income increased by $15.5 million primarily due to higher interest rates in 2023. Other (income) expense, net decreased by $14.0 million primarily due to changes in unrealized gains/losses on equity securities, from an $11.1 million loss in 2022 to a $2.9 million gain in 2023.

Income (Loss) Before Income Taxes

	For the Nine Months Ended
	October 1, 2023	October 2, 2022	Dollar Change
	(in millions)
Semiconductor Test	$361.7	$510.1	$(148.4)
System Test	67.6	135.6	(68.0)
Wireless Test	30.8	56.7	(25.9)
Robotics	(66.7)	(15.5)	(51.2)
Corporate and Eliminations (1)	(7.7)	(41.7)	34.0
	$385.8	$645.1	$(259.3)

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, legal and environmental fees, severance charges, pension, contract termination settlement charge and an expense for the modification of Teradyne’s former chief executive officer’s outstanding equity awards.

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower tester sales for mobility and compute applications. The decrease in income before income taxes in System Test was primarily due to lower sales in Storage Test of system level and hard disk drive testers. The decrease in income before income taxes in Wireless Test was driven primarily by a decrease in sales of connectivity test products. The decrease in income before income taxes in Robotics was driven primarily by softening demand due to slowing global industrial activity and macro-economic headwinds and the impact of the transformation of Universal Robots sales channel. The decrease in loss before income taxes in Corporate and Eliminations was primarily due to legal settlement charges in 2022 related to litigation for the earn-out dispute in connection with the AutoGuide acquisition, changes in unrealized gains/losses on equity securities and higher interest income.

Income Taxes

The effective tax rate for the nine months ended October 1, 2023 and October 2, 2022, was 14.0% and 15.8%, respectively. The decrease in the effective tax rate from the nine months ended October 1, 2023, to the nine months ended October 2, 2022, primarily resulted from an increase in benefit related to tax credits and an increase in benefit related to the international provisions of the U.S. Tax Cuts and Jobs Act of 2017. These decreases were partially offset by a projected shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions and a reduction in discrete benefit from equity compensation.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $184.7 million in the nine months ended October 1, 2023, to $820.4 million.

Operating activities during the nine months ended October 1, 2023, provided cash of $336.5 million. Changes in operating assets and liabilities used cash of $119.3 million due to a $27.4 million increase in operating assets and a $91.9 million decrease in operating liabilities.

The increase in operating assets was primarily due to a $64.0 million increase in prepayments and other assets due to prepayments to our contract manufacturers, partially offset by a $30.2 million decrease in accounts receivable and a $6.4 million decrease in inventories.

The decrease in operating liabilities was due to a $56.6 million decrease in accrued employee compensation, a $49.5 million decrease in deferred revenue and customer advance payments, a $42.7 million decrease in income taxes, and $3.7 million of retirement plan contributions, partially offset by a $36.0 million increase in accounts payable, and a $24.5 million increase in other accrued liabilities.

Investing activities during the nine months ended October 1, 2023, used cash of $149.2 million due to $137.8 million used for purchases of marketable securities, $115.3 million used for purchases of property, plant and equipment, and $5.0 million used for issuance of convertible loan, partially offset by $37.0 million and $71.4 million in proceeds from sales and maturities of marketable securities, respectively, and $0.5 million in proceeds from the cancellation of Teradyne owned life insurance policies related to the cash surrender value.

Financing activities during the nine months ended October 1, 2023, used cash of $410.8 million due to $346.5 million used for the repurchase of 3.4 million shares of common stock at an average price of $103.89 per share, $51.1 million used for dividend payments, $26.7 million used for payments of convertible debt principal, and $20.6 million used for payment related to net settlements of employee stock compensation awards, partially offset by $34.1 million from the issuance of common stock under employee stock purchase and stock option plans.

Operating activities during the nine months ended October 2, 2022, provided cash of $394.5 million. Changes in operating assets and liabilities used cash of $271.7 million. This was due to a $158.9 million increase in operating assets and a $112.8 million decrease in operating liabilities.

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

In January 2023, May 2023, and August 2023, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three and nine months ended October 1, 2023, were $16.9 million and $51.1 million, respectively.

In January 2022, May 2022, and August 2022, Teradyne’s Board of Directors declared a quarterly cash dividend to $0.11 per share. Dividend payments for the three and nine months ended October 2, 2022, were $17.1 million and $52.6 million, respectively.

In January 2023, our Board of Directors cancelled the 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. We intend to repurchase up to $500.0 million of common stock in 2023 subject to market conditions.

During the nine months ended October 1, 2023, we repurchased 3.4 million shares of common stock for $346.5 million, which excludes related excise tax, at an average price of $103.89 per share. During the nine months ended October 2, 2022 , we repurchased 7.2 million shares of common stock for $750.0 million at an average price of $103.83 per share.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. As of November 3, 2023, we have not borrowed any funds under the credit facility.

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

Recently Issued Accounting Pronouncements

For the nine months ended October 1, 2023, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.

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

In addition to market risks described in our Annual Report on Form 10-K, we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of October 1, 2023, $23.5 million of principal remained outstanding and the Notes had a fair value of $74.9 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the third quarter of 2023 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the Notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible notes hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% Increase	$82,436	$7,517	10.0%
No Change	74,919	—	—
10% Decrease	67,402	(7,517)	(10.0)

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Israel-Hamas conflict may have a material impact on our Business

The recent Israel-Hamas conflict could have a negative impact on our future revenue and supply chain, either of which could adversely affect our business and financial results. Our customers in Israel may experience delays in product releases due to impacts to their labor force and impacts on their suppliers because of the conflict, which could materially impact demand for our products. Similarly, our suppliers in Israel may experience delays in providing us with parts due to the conflict. In addition, the global economic uncertainty following the start of the conflict could impact demand for our products.

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

The U.S. government from time to time has issued export restrictions that prohibit U.S. companies from exporting U.S. manufactured products, foreign manufactured products with more than 25% controlled U.S. content, as well as U.S. origin technology. For example, the U.S. Department of Commerce has restricted the access of U.S. origin technologies to certain Chinese semiconductor companies by adding those companies to the Entity List under U.S. Export Administration Regulations (“EAR”). The addition of certain of these companies to the entity list has had and will continue to have an adverse impact on our business with these customers. We will take appropriate actions, including filing for licenses with the U.S. Department of Commerce to attempt to minimize the impact of the restrictions on our business.

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

On April 28, 2020, the U.S. Department of Commerce published new export control regulations for certain U.S. products and technology sold to military end users or for military end-use in China, Russia and Venezuela. The definition of military end user is broad. The regulations went into effect on June 29, 2020. In December 2020, the U.S. Department of Commerce issued a list of companies in China and other countries that it considered to be military end users. Compliance with the new export controls has impacted our ability to sell products to certain customers in China. In addition, while we maintain an export compliance program, our compliance controls could be circumvented, exposing us to legal liabilities. We will continue to assess the impact of these export controls on our business and operations and take appropriate actions, including filing for licenses with the U.S. Department of Commerce, to minimize any disruption. However, we cannot be certain that the actions we take will mitigate all the risks associated with the export controls that may impact our business.

On October 7, 2022, the U.S. Department of Commerce published regulations restricting the export to China of advanced semiconductors, supercomputer technology, equipment for the manufacturing of advanced semiconductors and components and technology for the manufacturing in China of certain semiconductor manufacturing equipment. The restrictions impacted our sales to certain companies in China and our manufacturing and development operations in China. We mitigated the impact of these restrictions on our business by obtaining licenses from the U.S. Department of Commerce. On October 17, 2023, the U.S. Department of Commerce released new rules updating the export controls issued on October 7, 2022. The new rules, which take effect on November 17, 2023, significantly limit the impact of the October 7, 2022 restrictions on our business. However, the regulations may continue to have an adverse impact on certain actual or potential customers and on the global semiconductor industry. To the extent the regulations impact actual and potential customers or disrupt the global semiconductor industry, our business and revenues will be adversely impacted.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2023, Teradyne’s Board of Directors cancelled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the nine months ended October 1, 2023, we repurchased 3.4 million shares of common stock for a total cost of $349.3 million at an average price of $103.89 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes. During the nine months ended October 2, 2022, we repurchased 7.2 million shares of common stock for $750.0 million at an average price of $103.83 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended October 1, 2023, (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)
July 3, 2023 - July 30, 2023	368		$112.14		368	$1,729,226,250
July 31, 2023 – August 27, 2023	335		$106.17		334	$1,693,807,449
August 28, 2023 – October 1, 2023	419		$103.14		418	$1,650,708,568
	1,122	(1)	$107.00	(1)	1,119

(1)
Includes approximately three thousand shares at an average price of $109.16 withheld from employees for the payment of taxes.
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

Item 4: Mine Safety Disclosures

Not Applicable

Item 5: Other Information

10b 5-1 Trading Plans

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended October 1, 2023, no Section 16 Officer or director adopted, modified or terminated Rule 10b5-1 trading plans.

Item 6: Exhibits

Exhibit Number	Description

10.1	Executive Officer Change in Control Agreement dated August 21, 2023 between Teradyne, Inc. and Ujjwal Kumar (filed herewith)

10.2	Employment Agreement dated June 27, 2023 between Teradyne, Inc. and Ujjwal Kumar (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ SANJAY MEHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) November 3, 2023