Form 10-Q
period 2024-03-31
TERADYNE, INC
filed 2024-05-03
CIK 97210

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s only class of Common Stock as of April 29, 2024, was 156,111,885 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$707,403	$757,571
Marketable securities	41,300	62,154
Accounts receivable, less allowance for credit losses of $1,947 and $1,988 at March 31, 2024 and December 31, 2023, respectively	426,333	422,124
Inventories, net	314,232	309,974
Prepayments	537,642	548,970
Other current assets	16,057	37,992
Current assets held for sale	22,426	23,250
Total current assets	2,065,393	2,162,035
Property, plant and equipment, net	457,248	445,492
Operating lease right-of-use assets, net	74,625	73,417
Marketable securities	121,905	117,434
Deferred tax assets	185,734	175,775
Retirement plans assets	11,449	11,504
Other assets	45,098	38,580
Acquired intangible assets, net	30,234	35,404
Goodwill	407,576	415,652
Long-term assets held for sale	11,458	11,531
Total assets	$3,410,720	$3,486,824
LIABILITIES
Current liabilities:
Accounts payable	$153,873	$180,131
Accrued employees’ compensation and withholdings	121,144	191,750
Deferred revenue and customer advances	100,058	99,804
Other accrued liabilities	101,275	114,712
Operating lease liabilities	17,400	17,522
Income taxes payable	55,922	48,653
Current liabilities held for sale	4,687	7,379
Total current liabilities	554,359	659,951
Retirement plans liabilities	134,878	132,090
Long-term deferred revenue and customer advances	35,044	37,282
Long-term other accrued liabilities	16,653	19,998
Deferred tax liabilities	134	183
Long-term operating lease liabilities	65,554	65,092
Long-term incomes taxes payable	44,331	44,331
Long-term liabilities held for sale	1,938	2,000
Total liabilities	852,891	960,927
Commitments and contingencies (Note Q)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 153,757 and 152,698 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	19,220	19,087
Additional paid-in capital	1,848,088	1,827,274
Accumulated other comprehensive loss	(39,739)	(26,978)
Retained earnings	730,260	706,514
Total shareholders’ equity	2,557,829	2,525,897
Total liabilities and shareholders’ equity	$3,410,720	$3,486,824

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands, except per share amount)
Revenues:
Products	$458,433	$473,418
Services	141,386	144,111
Total revenues	599,819	617,529
Cost of revenues:
Cost of products	200,763	198,665
Cost of services	59,774	62,444
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	260,537	261,109
Gross profit	339,282	356,420
Operating expenses:
Selling and administrative	149,188	150,955
Engineering and development	103,199	105,762
Acquired intangible assets amortization	4,697	4,802
Restructuring and other	4,427	2,037
Total operating expenses	261,511	263,556
Income from operations	77,771	92,864
Non-operating (income) expense:
Interest income	(7,867)	(5,258)
Interest expense	661	987
Other (income) expense, net	12,075	51
Income before income taxes	72,902	97,084
Income tax provision	8,705	13,553
Net income	$64,197	$83,531
Net income per common share:
Basic	$0.42	$0.54
Diluted	$0.40	$0.50
Weighted average common shares—basic	153,047	155,904
Weighted average common shares—diluted	162,348	166,308

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Net income	$64,197	$83,531
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 and $0, respectively	(11,457)	9,309
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(221) and $503, respectively	(902)	2,294
Less: Reclassification adjustment for losses included in net income, net of tax of $30 and $2, respectively	106	5
	(796)	2,299
Cash flow hedges:
Unrealized gains arising during period, net of tax of $358 and $167, respectively	1,274	596
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $(500) and $338 respectively	(1,780)	1,200
	(506)	1,796
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0 and $0, respectively	(2)	(2)
Other comprehensive income (loss)	(12,761)	13,402
Comprehensive income	$51,436	$96,933

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Shareholders' Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
For the Three Months Ended March 31, 2024
Balance, December 31, 2023	152,698	$19,087	$1,827,274	$(26,978)	$706,514	$2,525,897
Net issuance of common stock under stock-based plans	466	58	3,758			3,816
Stock-based compensation expense			17,158			17,158
Warrant exercises	813	102	(102)			—
Repurchase of common stock	(220)	(27)			(22,068)	(22,095)
Cash dividends ($0.12 per share)					(18,383)	(18,383)
Net income					64,197	64,197
Other comprehensive income (loss)				(12,761)		(12,761)
Balance, March 31, 2024	153,757	$19,220	$1,848,088	$(39,739)	$730,260	$2,557,829

For the Three Months Ended April 2, 2023
Balance, December 31, 2022	155,759	$19,470	$1,755,963	$(49,868)	$725,729	$2,451,294
Net issuance of common stock under stock-based plans	579	73	(3,943)			(3,870)
Stock-based compensation expense			20,332			20,332
Repurchase of common stock	(893)	(112)			(97,936)	(98,048)
Cash dividends ($0.11 per share)					(17,179)	(17,179)
Settlements of convertible notes	324	41	(41)			—
Exercise of convertible notes hedge call options	(324)	(41)	41			—
Net income					83,531	83,531
Other comprehensive income (loss)				13,402		13,402
Balance, April 2, 2023	155,445	$19,431	$1,772,352	$(36,466)	$694,145	$2,449,462

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Cash flows from operating activities:
Net income	$64,197	$83,531
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	23,354	22,680
Stock-based compensation	15,758	18,885
Provision for excess and obsolete inventory	6,177	5,610
Amortization	4,766	4,926
Deferred taxes	(9,669)	(7,634)
Losses (gains) on investments	10,466	(2,238)
Other	787	108
Changes in operating assets and liabilities
Accounts receivable	(8,055)	37,204
Inventories	(6,932)	(23,697)
Prepayments and other assets	11,089	(15,380)
Accounts payable and other liabilities	(105,548)	(83,208)
Deferred revenue and customer advances	(1,444)	(32,705)
Retirement plans contributions	(1,421)	(1,234)
Income taxes	3,754	12,488
Net cash provided by operating activities	7,279	19,336
Cash flows from investing activities:
Purchases of property, plant and equipment	(44,023)	(41,444)
Purchases of marketable securities	(16,042)	(69,276)
Proceeds from maturities of marketable securities	14,438	7,468
Proceeds from sales of marketable securities	20,734	7,929
Proceeds from insurance	873	460
Net cash used for investing activities	(24,020)	(94,863)
Cash flows from financing activities:
Repurchase of common stock	(22,117)	(93,308)
Dividend payments	(18,370)	(17,165)
Payments of convertible debt principal	—	(15,155)
Payments related to net settlement of employee stock compensation awards	(13,115)	(19,870)
Issuance of common stock under stock purchase and stock option plans	16,934	15,997
Net cash used for financing activities	(36,668)	(129,501)
Effects of exchange rate changes on cash and cash equivalents	3,241	(537)
Decrease in cash and cash equivalents	(50,168)	(205,565)
Cash and cash equivalents at beginning of period	757,571	854,773
Cash and cash equivalents at end of period	$707,403	$649,208
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$3,086	$3,823

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

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
•
robotics (“Robotics”) products.

B. ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements include the accounts of Teradyne and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2024, for the year ended December 31, 2023.

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

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which will require Teradyne to disclose significant segment expenses and other segment items used by the Chief Operating Decision Maker ("CODM") on an annual and interim basis as well as provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, Teradyne will be required to disclose the title and position of the CODM. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will have no impact on results of operations, cash flows or financial condition. Upon adoption, Teradyne will apply the amendments in this ASU retrospectively to all prior period disclosures presented in the financial statements.

In December 2023, FASB issued ASU 2023-09 –“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires expanded disclosures relating to the tax rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit) and income tax expense (benefit), requiring a greater disaggregation of information for each. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The amendments in this update should be applied on a prospective basis, but retrospective application is permitted. This ASU will have no impact on results of operations, cash flows or financial condition.

D. REVENUE

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test		System Test	Robotics		Wireless Test
	System on-a-Chip	Memory		Universal Robots	Mobile Industrial Robots		Total
	(in thousands)
For the Three Months Ended March 31, 2024 (1)
Timing of Revenue Recognition
Point in Time	$229,592	$102,436	$58,073	$65,893	$19,290	$20,914	$496,198
Over Time	72,716	7,510	17,249	1,868	603	3,675	103,621
Total	$302,308	$109,946	$75,322	$67,761	$19,893	$24,589	$599,819
Geographical Market
Asia Pacific	$270,567	$95,606	$25,781	$11,625	$2,954	$17,141	$423,674
Americas	22,551	9,052	36,594	20,005	14,625	5,824	108,651
Europe, Middle East and Africa	9,190	5,288	12,947	36,131	2,314	1,624	67,494
Total	$302,308	$109,946	$75,322	$67,761	$19,893	$24,589	$599,819

For the Three Months Ended April 2, 2023 (1)
Timing of Revenue Recognition
Point in Time	$273,275	$61,258	$56,857	$70,029	$15,959	$35,363	$512,741
Over Time	73,559	6,917	17,774	2,008	1,218	3,312	104,788
Total	$346,834	$68,175	$74,631	$72,037	$17,177	$38,675	$617,529
Geographical Market
Asia Pacific	$283,259	$63,695	$39,590	$13,217	$1,502	$23,231	$424,494
Americas	41,568	2,944	28,980	20,447	11,806	12,846	118,591
Europe, Middle East and Africa	22,007	1,536	6,061	38,373	3,869	2,598	74,444
Total	$346,834	$68,175	$74,631	$72,037	$17,177	$38,675	$617,529

(1)
Includes $0.9 million and $1.3 million in the three months ended March 31, 2024 and in the three months ended April 2, 2023, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers.”

Contract Balances

During the three months ended March 31, 2024 and April 2, 2023, Teradyne recognized $28.2 million and $50.7 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of March 31, 2024, Teradyne had $1,075.2 million of unsatisfied performance obligations. Teradyne expects to recognize approximately 90% of the remaining performance obligations in the next 12 months and the remainder in 1-3 years.

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	March 31, 2024	December 31, 2023
	(in thousands)
Maintenance, service and training	$61,404	$66,458
Customer advances, undelivered elements and other	39,189	35,731
Extended warranty	34,509	34,897
Total deferred revenue and customer advances	$135,102	$137,086

Accounts Receivable

During the three months ended March 31, 2024 and April 2, 2023, Teradyne sold certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. During the three months ended March 31, 2024 and April 2, 2023, total trade accounts receivable sold under the factoring agreements were $23.4 million and $34.2 million, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by operating activities in the consolidated statements of cash flows.

E. ASSETS HELD FOR SALE

On November 7, 2023, Teradyne entered into a definitive agreement to sell Teradyne’s Device Interface Solutions ("DIS") business, a component of the Semiconductor Test segment, to Technoprobe S.p.A. ("Technoprobe") for $85.0 million in cash. As a result, the related assets and liabilities met the criteria and were classified as held-for-sale in Teradyne’s consolidated balance sheet as of December 31, 2023. The transaction, which does not qualify as a strategic shift required for discontinued operations treatment, is expected to close in the second quarter of 2024, subject to regulatory approval.

Assets held-for-sale is comprised of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Current assets:
Inventories, net	$19,276	$17,952
Prepayments	3,150	5,298
Total current assets held for sale	22,426	23,250
Property, plant and equipment, net	8,994	8,986
Operating lease right-of-use assets, net	2,464	2,545
Total assets held for sale	$33,884	$34,781

Current liabilities:
Accounts payable	$3,954	$6,356
Other accrued liabilities	323	552
Operating lease liabilities	410	471
Total current liabilities held for sale	4,687	7,379
Long-term operating lease liabilities	1,938	2,000
Total liabilities held for sale	$6,625	$9,379
Net assets held for sale	$27,259	$25,402

F. INVENTORIES

Inventories, net consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Raw material	$243,871	$258,422
Work-in-process	39,870	26,851
Finished goods	30,491	24,701
Total inventories, net (1)	$314,232	$309,974

(1)
Inventories, net at March 31, 2024 and December 31, 2023 excludes $19.3 million and $18.0 million, respectively, of primarily work-in-process inventories, net classified as assets held for sale. See Note E: "Assets held for sale" for additional information.

Inventory reserves at March 31, 2024 and December 31, 2023 were $136.0 million and $136.0 million, respectively.

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

During the three months ended March 31, 2024 and April 2, 2023, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Realized gains recorded in the three months ended March 31, 2024 and April 2, 2023, were $1.0 million and $0.3 million, respectively. Realized losses recorded in the three months ended March 31, 2024 and April 2, 2023, were $0.2 million and $0.1 million, respectively. Realized gains and losses are included in other (income) expense, net.

Unrealized gains on equity securities recorded in the three months ended March 31, 2024 and April 2, 2023 were $2.6 million and $2.0 million, respectively. Unrealized gains and losses on equity securities are included in other (income) expense, net.

Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income (loss) on the balance sheet.

The cost of securities sold is based on average cost.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$278,229	$—	$—	$278,229
Cash equivalents	428,675	499	—	429,174
Available-for-sale securities:
U.S. Treasury securities	—	40,068	—	40,068
Corporate debt securities	—	35,845	—	35,845
Certificates of deposit and time deposits	—	21,706	—	21,706
Debt mutual funds	10,007	—	—	10,007
U.S. government agency securities	—	3,863	—	3,863
Commercial paper	—	1,689	—	1,689
Non-U.S. government securities	—	798	—	798
Equity securities:
Mutual funds	49,229	—	—	49,229
	$766,140	$104,468	$—	$870,608
Derivative assets	—	4,251	—	4,251
Total	$766,140	$108,719	$—	$874,859
Liabilities
Derivative liabilities	—	936	—	$936
Total	$—	$936	$—	$936

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$706,904	$499	$—	$707,403
Marketable securities	—	41,300	—	41,300
Long-term marketable securities	59,236	62,669	—	121,905
Prepayments	—	4,251	—	4,251
Total	$766,140	$108,719	$—	$874,859
Liabilities
Other current liabilities	$—	$936	$—	$936
Total	$—	$936	$—	$936

	December 31, 2023
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$298,156	$—	$—	$298,156
Cash equivalents	453,298	6,117	—	459,415
Available-for-sale securities:
Corporate debt securities	—	52,734	—	52,734
U.S. Treasury securities	—	41,808	—	41,808
Certificates of deposit and time deposits	—	21,772	—	21,772
Debt mutual funds	8,773	—	—	8,773
U.S. government agency securities	—	4,892	—	4,892
Commercial paper	—	1,667	—	1,667
Non-U.S. government securities	—	810	—	810
Equity securities:
Mutual Funds	47,132	—	—	47,132
	$807,359	$129,800	$—	$937,159
Derivative assets	—	18,746	—	18,746
Total	$807,359	$148,546	$—	$955,905
Liabilities
Derivative liabilities	—	2,545	—	2,545
Total	$—	$2,545	$—	$2,545

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$751,454	$6,117	$—	$757,571
Marketable securities	—	62,154	—	62,154
Long-term marketable securities	55,905	61,529	—	117,434
Prepayments	—	18,746	—	18,746
Total	$807,359	$148,546	$—	$955,905
Liabilities
Other current liabilities	$—	$2,545	$—	$2,545
Total	$—	$2,545	$—	$2,545

The carrying amounts and fair values of Teradyne’s financial instruments at March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$707,403	$707,403	$757,571	$757,571
Marketable securities	163,205	163,205	179,588	179,588
Derivative assets	4,251	4,251	18,746	18,746
Liabilities
Derivative liabilities	936	936	2,545	2,545

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of available-for-sale marketable securities at March 31, 2024:

	March 31, 2024
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Corporate debt securities	$39,946	$89	$(4,190)	$35,845	$31,461
U.S. Treasury securities	44,519	1	(4,452)	40,068	38,914
Certificates of deposit and time deposits	21,706	—	—	21,706	—
Debt mutual funds	10,363	—	(356)	10,007	3,303
U.S. government agency securities	3,883	—	(20)	3,863	3,863
Commercial paper	1,670	19	—	1,689	—
Non-U.S. government securities	798	—	—	798	—
	$122,885	$109	$(9,018)	$113,976	$77,541

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$41,308	$19	$(27)	$41,300	$17,657
Long-term marketable securities	81,577	90	(8,991)	72,676	59,884
	$122,885	$109	$(9,018)	$113,976	$77,541

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2023:

	December 31, 2023
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Corporate debt securities	$56,458	$201	$(3,925)	$52,734	$44,263
U.S. Treasury securities	45,725	14	(3,931)	41,808	35,080
Certificates of deposit and time deposits	21,772	—	—	21,772	—
Debt mutual funds	9,081	—	(308)	8,773	3,303
U.S. government agency securities	4,898	—	(6)	4,892	4,892
Commercial paper	1,633	34	—	1,667	—
Non-U.S. government securities	810	—	—	810	—
	$140,377	$249	$(8,170)	$132,456	$87,538

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$62,385	$36	$(267)	62,154	$34,844
Long-term marketable securities	77,992	213	(7,903)	70,302	52,694
	$140,377	$249	$(8,170)	$132,456	$87,538

As of March 31, 2024, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $36.2 million and $41.4 million, respectively. As of December 31, 2023, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $22.3 million and $65.2 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at March 31, 2024 and December 31, 2023 were not other than temporary.

The contractual maturities of investments in available-for-sale securities held at March 31, 2024, were as follows:

	March 31, 2024
	Cost	Fair Market Value
	(in thousands)
Due within one year	$41,308	$41,300
Due after 1 year through 5 years	26,360	25,819
Due after 5 years through 10 years	7,760	7,405
Due after 10 years	37,094	29,445
Total	$112,522	$103,969

Contractual maturities of investments in available-for-sale securities held at March 31, 2024, exclude debt mutual funds with a fair market value of $10.0 million as they do not have a contractual maturity date.

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

At March 31, 2024 and December 31, 2023, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Net Notional Value
	March 31, 2024	December 31, 2023
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$57.5	$11.0
U.S. dollar/Danish krone	28.4	36.0
U.S. dollar/Taiwan dollar	20.1	42.7
U.S. dollar/Korean won	6.6	7.2
U.S. dollar/British pound sterling	1.0	1.5
Euro/U.S. dollar	25.8	25.3
Singapore dollar/U.S. dollar	17.6	16.6
Philippine peso/U.S. dollar	9.9	10.1
Chinese yuan/U.S. dollar	0.6	1.0
Danish krone/U.S. dollar	0.6	0.7
Total	$168.1	$152.1

The fair value of the outstanding contracts was a net loss of $0.1 million and a net loss of $1.8 million at March 31, 2024 and December 31, 2023, respectively.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

At March 31, 2024 and December 31, 2023, Teradyne had the following cash flow hedge contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	Net Notional Value
	March 31, 2024	December 31, 2023
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$—	$35.5
Total	$—	$35.5

There were no outstanding cash flow hedge contracts at March 31, 2024. The fair value of the outstanding cash flow hedge contracts was a gain of $0.6 million at December 31, 2023.

Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity, the gains or losses associated with cash flow hedge contracts are recorded to revenue.

On November 7, 2023, in connection with our agreement to acquire 10% investment in Technoprobe S.p.A we purchased a call option to buy 481.0 million Euros. The expiration date of the option is April 26, 2024. On April 12, 2024, Teradyne entered into a forward to buy 481.0 million Euros expiring on May 23, 2024. At March 31, 2024 and December 31, 2023, the fair value of the outstanding contract was $3.4 million and $17.4 million, respectively. For the three months ended March 31, 2024, an unrealized loss of $13.9 million was recorded in other (income) expense, net.

The following table summarizes the fair value of derivative instruments as of March 31, 2024 and December 31, 2023:

	Balance Sheet Location	March 31, 2024	December 31, 2023
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$805	$733
Foreign exchange option contracts	Other current assets	3,446	17,364
Foreign exchange forward contracts	Other current liabilities	(936)	(2,545)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	648
Total derivatives		$3,315	$16,200

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three months ended March 31, 2024 and April 2, 2023:

		For the Three Months Ended
	Location of (Gains) Losses Recognized in Statement of Operations	March 31, 2024	April 2, 2023
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	Other (income) expense, net	$(1,699)	$1,259
Foreign exchange option contracts	Other (income) expense, net	13,918	—
Derivatives designated as hedging instruments:
Foreign exchange forward and option contracts	Revenue	(2,280)	1,538
Total Derivatives		$9,939	$2,797

(1)
The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three months ended March 31, 2024 and April 2, 2023, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.7 million and $0.4 million, respectively.

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

Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes. Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The Warrant Transactions, which began expiring March 18, 2024 and will continue to expire through July 10, 2024, currently cover, subject to customary anti-dilution adjustments, approximately 13.8 million shares of common stock. During the three months ended March 31, 2024, 0.8 million warrants expired. As of March 31, 2024, the strike price of the warrants was approximately $39.37 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could result in additional shares of Teradyne’s common stock being issued to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

The interest expense on Teradyne's senior notes for three months ended April 2, 2023 was as follows:

	For the Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Contractual interest expense on the coupon	$—	$138
Amortization of debt issuance fees recognized as interest expense	—	113
Total interest expense on the convertible debt	$—	$251

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

As of May 3, 2024, the Credit Agreement was undrawn and Teradyne was in compliance with all covenants under the Credit Agreement.

I. PREPAYMENTS

Prepayments consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Contract manufacturer and supplier prepayments	$491,512	$502,257
Prepaid maintenance and other services	21,894	17,592
Prepaid taxes	14,335	16,083
Other prepayments	9,901	13,038
Total prepayments (1)	$537,642	$548,970

(1)
Excludes $3.2 million and $5.3 million at March 31, 2024 and December 31, 2023, respectively, of contract manufacturer and supplier prepayments, classified as assets held for sale. See Note E: “Assets held for sale” for additional information.

J. PRODUCT WARRANTY

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Balance at beginning of period	$15,698	$14,181
Accruals for warranties issued during the period	3,259	4,117
Accruals related to pre-existing warranties	(683)	(405)
Settlements made during the period	(2,950)	(4,992)
Balance at end of period	$15,324	$12,901

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Balance at beginning of period	$34,897	$56,180
Deferral of new extended warranty revenue	6,914	4,413
Recognition of extended warranty deferred revenue	(7,302)	(11,250)
Balance at end of period	$34,509	$49,343

K. STOCK-BASED COMPENSATION

On February 1, 2023 (the “Retirement Date”), Mark E. Jagiela retired as Chief Executive Officer of Teradyne and a member of Teradyne’s Board of Directors, and Teradyne entered into an agreement (the “Retirement Agreement”) with Mr. Jagiela. Under the Retirement Agreement, Mr. Jagiela’s unvested time-based restricted stock units and stock options granted prior to his Retirement Date were modified to allow continued vesting; and any vested options or options that vest during that period may be exercised for the remainder of the applicable option term. During the three months ended April 2, 2023, Teradyne recorded a stock-based compensation expense of $5.9 million related to the Retirement Agreement.

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

On January 22, 2024, the Board enacted the Executive Retirement Policy for Restricted Stock Unit and Option Vesting (the "Retirement Policy"). Under the Retirement Policy, an executive officer that is over the age of 65 and has 10 or more years of service as of the effective date of his or her retirement will be eligible for continued vesting of his or her unvested time-based restricted stock units and stock options granted prior to his or her retirement date.

During the three months ended March 31, 2024 and April 2, 2023, Teradyne granted 0.5 million and 0.5 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $94.28 and $102.36, respectively.

During the three months ended March 31, 2024 and April 2, 2023, Teradyne granted 0.1 million and 0.1 million of PBIT PRSUs with a grant date fair value of $94.01 and $102.23, respectively.

During the three months ended March 31, 2024 and April 2, 2023, Teradyne granted 0.1 million and 0.1 million of TSR PRSUs, with a grant date fair value of $100.87 and $137.64, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Three Months Ended
	March 31, 2024	April 2, 2023
Risk-free interest rate	3.9%	3.9%
Teradyne volatility-historical	42.4%	50.2%
NYSE Composite Index volatility-historical	15.6%	24.8%
Dividend yield	0.5%	0.4%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $95.14 for the 2024 grant, and an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $103.44 for the 2023 grant.

During the three months ended March 31, 2024 and April 2, 2023, Teradyne granted 0.1 million and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $37.50 and $40.90, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	March 31, 2024	April 2, 2023
Expected life (years)	4.0	4.0
Risk-free interest rate	4.0%	3.7%
Volatility-historical	46.3%	46.7%
Dividend yield	0.5%	0.4%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $95.14 for the 2024 grant and an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $103.44 for the 2023 grant.

L. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Three Months Ended March 31, 2024
Balance at December 31, 2023, net of tax of $0, $(1,728), $142, $(1,132), respectively	$(22,442)	$(6,194)	$506	$1,152	$(26,978)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(221), $358, $0, respectively	(11,457)	(902)	1,274	—	(11,085)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $30, $(500), $0, respectively	—	106	(1,780)	(2)	(1,676)
Net current period other comprehensive loss, net of tax of $0, $(191), $(142), $0, respectively	(11,457)	(796)	(506)	(2)	(12,761)
Balance at March 31, 2024, net of tax of $0, $(1,919), $0, $(1,132), respectively	$(33,899)	$(6,990)	$—	$1,150	$(39,739)

Three Months Ended April 2, 2023
Balance at December 31, 2022, net of tax of $0, $(2,308), ($708), $(1,130), respectively	$(39,849)	$(8,661)	$(2,517)	$1,159	$(49,868)
Other comprehensive gain before reclassifications, net of tax of $0, $503, $167, $0, respectively	9,309	2,294	596	—	12,199
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $2, $338, $0, respectively	—	5	1,200	(2)	1,203
Net current period other comprehensive gain (loss), net of tax of $0, $505, $505, $0, respectively	9,309	2,299	1,796	(2)	13,402
Balance at April 2, 2023, net of tax of $0, $(1,803), $(203), $(1,130), respectively	$(30,540)	$(6,362)	$(721)	$1,157	$(36,466)

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three months ended March 31, 2024 and April 2, 2023, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		Affected Line Item in the Statements of Operations
	March 31, 2024	April 2, 2023
	(in thousands)
Available-for-sale marketable securities:
Unrealized losses, net of tax of $(30), $(2), respectively	$(106)	$(5)	Other (income) expense, net
Cash flow hedges:
Unrealized (losses) gains, net of tax of $500, $(338), respectively	1,780	(1,200)	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $0, $0, respectively	2	2	(a)
Total reclassifications, net of tax of $470, $(340), respectively	$1,676	$(1,203)	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note P: “Retirement Plans.”

M. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. In the three months ended March 31, 2024, there were no interim indicators of impairment. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

The changes in the carrying amount of goodwill by reportable segments for the three months ended March 31, 2024, were as follows:

	Robotics	Wireless Test	Semiconductor Test	System Test	Total
	(in thousands)
Balance at December 31, 2023
Goodwill	$395,463	$361,819	$262,237	$158,699	$1,178,218
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)
Total Goodwill	395,463	7,976	1,697	10,516	415,652
Foreign currency translation adjustment	(7,962)	—	(114)	—	(8,076)
Balance at March 31, 2024
Goodwill	$387,502	$361,819	$262,123	$158,699	1,170,142
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)
Total Goodwill	$387,502	$7,976	$1,583	$10,516	$407,576

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at March 31, 2024
Developed technology	$267,706	$(246,266)	$(5,635)	$15,805
Customer relationships	52,109	(48,278)	203	4,034
Tradenames and trademarks	59,007	(47,231)	(1,381)	10,395
Total intangible assets	$378,822	$(341,775)	$(6,813)	$30,234
Balance at December 31, 2023
Developed technology	$267,706	$(243,191)	$(5,343)	$19,172
Customer relationships	52,109	(47,850)	232	4,491
Tradenames and trademarks	59,007	(46,021)	(1,245)	11,741
Total intangible assets	$378,822	$(337,062)	$(6,356)	$35,404

Aggregate intangible asset amortization expense was $4.7 million and $4.8 million, respectively, for the three months ended March 31, 2024 and April 2, 2023.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2024	$14,010
2025	11,290
2026	2,364
2027	1,148
2028	1,066
Thereafter	356

N. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$64,197	$83,531
Weighted average common shares-basic	153,047	155,904
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	8,862	8,983
Incremental shares from assumed conversion of convertible notes (2)	—	914
Restricted stock units	419	453
Stock options	16	48
Employee stock purchase plan	4	6
Dilutive potential common shares	9,301	10,404
Weighted average common shares-diluted	162,348	166,308
Net income per common share-basic	$0.42	$0.54
Net income per common share-diluted	$0.40	$0.50

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

The computation of diluted net income per common share for the three months ended March 31, 2024 and April 2, 2023, excludes the effect of the potential vesting of 0.4 million and 0.5 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

O. RESTRUCTURING AND OTHER

During the three months ended March 31, 2024, Teradyne recorded $2.2 million of acquisition and divestiture expenses related to the Technoprobe transaction, and $2.0 million of severance charges related to headcount reductions primarily in Robotics and Semiconductor Test, which included charges related to a voluntary early retirement program for employees meeting certain conditions.

During the three months ended April 2, 2023, Teradyne recorded a charge of $2.0 million of severance charges related to headcount reductions primarily in Semiconductor Test, Robotics, and Corporate.

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

In the three months ended March 31, 2024 and April 2, 2023, Teradyne contributed $0.8 million and $0.8 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $0.3 million and $0.2 million, respectively, to certain qualified pension plans for non-U.S. subsidiaries.

For the three months ended March 31, 2024 and April 2, 2023, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	March 31, 2024		April 2, 2023
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$231	$117	$272	$109
Interest cost	1,647	246	1,711	262
Expected return on plan assets	(1,268)	(16)	(1,285)	(9)
Total net periodic pension cost	$610	$347	$698	$362

Postretirement Benefit Plan

In addition to receiving pension benefits, Teradyne employees in the United States who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits and the existing benefit obligation relates primarily to those employees. During the three months ended March 31, 2024, Teradyne recorded special termination benefit charges associated with a voluntary early retirement program.

For the three months ended March 31, 2024 and April 2, 2023, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Service cost	$10	$9
Interest cost	73	61
Amortization of prior service credit	(2)	(2)
Special termination benefits	292	—
Total net periodic postretirement benefit cost	$373	$68

Q. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2024, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $428.8 million, of which $404.7 million is for less than one year.

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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of March 31, 2024 and December 31, 2023, Teradyne had a product warranty accrual of $15.3 million and $15.7 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $34.5 million and $34.9 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of March 31, 2024 and December 31, 2023, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

R. INCOME TAXES

A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended
	March 31, 2024	April 2, 2023
U.S. statutory federal tax rate	21.0%	21.0%
Tax credits	(3.1)	(2.5)
Discrete benefit related to reserves for uncertain tax positions	(3.1)	—
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	(2.2)	(3.2)
Foreign taxes	(2.1)	(0.6)
Discrete benefit related to equity compensation	(0.9)	(3.3)
Other, net	2.3	2.6
Effective tax rate	11.9%	14.0%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of March 31, 2024, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of March 31, 2024 and December 31, 2023, Teradyne had $15.9 million and $18.6 million, respectively, of reserves for uncertain tax positions. The $2.7 million net decrease in reserves for uncertain tax positions is related to the settlement of an audit.

As of March 31, 2024, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $0.8 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to U.S. federal and state research and development credits.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of March 31, 2024 and December 31, 2023, $0.7 million and $1.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the three months ended March 31, 2024 and April 2, 2023, benefit of $0.6 million and expense of $0.1 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the three months ended March 31, 2024, was $1.1 million, or $0.01 per diluted share. The tax savings due to the tax holiday for the three months ended April 2, 2023, was $0.2 million, or $0.0 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. Teradyne currently does not expect the CAMT to have a material impact on its financial results.

On December 15, 2022, the European Union ("EU") Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The EU’s Pillar Two Directive effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbor rules that effectively extend certain effective dates to January 1, 2027. Certain EU Member States where Teradyne has a legal presence have recently enacted the directive and administrative guidance into their local tax legislation. Additionally, countries outside the EU where Teradyne has a legal presence have enacted similar language as the EU Members States in their local tax legislation. Teradyne is closely monitoring these developments and evaluating the potential financial impact on income tax expense. As of March 31, 2024, Teradyne anticipates it will meet the safe harbors in most jurisdictions, and any remaining tax under the rules should be immaterial for the year ending December 31, 2024.

S. SEGMENT INFORMATION

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023.

Segment information for the three months ended March 31, 2024 and April 2, 2023 is as follows:

	Semiconductor Test	System Test	Robotics	Wireless Test	Segment Total	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2024
Revenues	$412,254	$75,322	$87,654	$24,589	$599,819	$—	$599,819
Income (loss) before income taxes (1)(2)	79,414	18,391	(14,047)	(893)	$82,865	(9,963)	$72,902
Total assets (3)	1,348,829	181,803	721,318	69,519	$2,321,469	1,089,251	$3,410,720
Three Months Ended April 2, 2023
Revenues	$415,009	$74,631	$89,214	$38,675	$617,529	$—	$617,529
Income (loss) before income taxes (1)(2)	96,185	15,275	(18,490)	9,352	$102,322	(5,238)	$97,084
Total assets (3)	1,386,851	173,669	676,092	87,875	$2,324,487	1,058,920	$3,383,407

(1)
Included in Corporate and Eliminations are: interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension, acquisition and divestiture related fees, and an expense for the modification of outstanding equity awards.
(2)
Included in income (loss) before taxes are charges related to restructuring and other, expense for the modification of outstanding equity awards, and inventory charges.

(3)
Total assets are attributable to each segment. Semiconductor Test includes $33.9 million of total assets classified as assets held for sale. See Note E: "Assets held for sale" for additional information. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.

Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Semiconductor Test:
Cost of revenues—inventory charge	$4,956	$3,768
Restructuring and other—employee severance	983	794
System Test:
Cost of revenues—inventory charge	$—	$675
Robotics:
Cost of revenues—inventory charge	$—	$782
Corporate and Eliminations:
Restructuring and other—acquisition & divestiture related expenses	2,214	—
Selling and administrative —equity modification	1,469	5,889
Restructuring and other—employee severance	$—	$659

T. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In January 2023, Teradyne’s Board of Directors cancelled its January 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. As of January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired. Teradyne intends to repurchase up to $90.0 million of its common stock in 2024 based on market conditions.

During the three months ended March 31, 2024, Teradyne repurchased 0.2 million shares of common stock for a total cost of $22.1 million at an average price of $100.31 per share. The cumulative repurchases under the January 2023 repurchase program as of March 31, 2024 were 4.1 million shares of common stock for $422.6 million at an average price per share of $102.35.

During the three months ended April 2, 2023, Teradyne repurchased 0.9 million shares of common stock for $93.7 million at an average price of $104.88 per share.

The total cost of shares acquired includes commissions and related excise tax, and is recorded as a reduction to retained earnings.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2024 and January 2023, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share and $0.11 per share, respectively. Dividend payments for the three months ended March 31, 2024 and April 2, 2023, were $18.4 million and $17.2 million, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward-looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

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

In the first quarter of 2024, artificial intelligence applications (“AI”) drove Semiconductor Test performance above our plan, particularly in Memory. We expect AI to continue to drive meaningful demand into the second quarter of 2024, helping to offset weak demand in the smartphone mobility test market. We anticipate an upturn in mobility, which may not materialize until 2025.

Our Robotics segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms, and Mobile Industrial Robots A/S (“MiR”), a leading maker of AMRs for industrial automation. The market for our Robotics segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (“SMEs”) throughout the world. Robotics results in the first quarter of 2024 were in line with our forecast, putting us in position for full year growth due to new product offerings, expansion of our Original Equipment Manufacturer (“OEM”) and large account channels, along with increasing recurring revenue via service and software offerings.

On November 7, 2023, Teradyne and Technoprobe S.p.A, (“Technoprobe”), a leader in the design and production of probe cards, announced the establishment of a strategic partnership that will seek to accelerate growth for both companies and enable higher performance semiconductor test interfaces for customers worldwide. As part of the partnership, Teradyne agreed to make an investment of 481.0 million Euros in exchange for a 10% equity investment in Technoprobe, and Technoprobe agreed to acquire 100% of Teradyne’s Device Interface Solutions ("DIS") business in exchange for $85.0 million. The transaction is expected to close during the second quarter of 2024, subject to regulatory approval.

Our financial statements are denominated in U.S. dollars. While the majority of our revenues are in U.S. dollars, historically approximately 70 percent of our Robotics revenue is denominated in foreign currencies. Strengthening of the U.S. dollar would negatively affect Robotics revenue growth in 2024.

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

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended March 31, 2024, to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as noted below.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2024	April 2, 2023
Percentage of revenues:
Revenues:
Products	76%	77%
Services	24	23
Total revenues	100	100
Cost of revenues:
Cost of products	33	32
Cost of services	10	10
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	43	42
Gross profit	57	58
Operating expenses:
Selling and administrative	25	24
Engineering and development	17	17
Acquired intangible assets amortization	1	1
Restructuring and other	1	—
Total operating expenses	44	43
Income from operations	13	15
Non-operating (income) expense:
Interest income	(1)	(1)
Interest expense	—	—
Other (income) expense, net	2	—
Income before income taxes	12	16
Income tax provision	1	2
Net income	11%	14%

Results of Operations

First Quarter 2024 Compared to First Quarter 2023

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	March 31, 2024	April 2, 2023	Dollar Change
	(in millions)
Semiconductor Test	$412.3	$415.0	$(2.7)
System Test	75.3	74.6	0.7
Robotics	87.7	89.2	(1.5)
Wireless Test	24.6	38.7	(14.1)
	$599.8	$617.5	$(17.7)

The decrease in Semiconductor Test revenues of $2.7 million, or 0.7%, was driven primarily by lower tester sales for automotive applications, offset by Memory Test sales in DRAM wafer sort. The increase in System Test revenues of $0.7 million, or 0.9%, was primarily due to higher sales in Defense/Aerospace, partially offset by lower sales in Storage Test of system level testers. The decrease in Wireless Test revenues of $14.1 million, or 36.4% was primarily due to a decrease in connectivity and ultra wide band test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	March 31, 2024	April 2, 2023
Korea	28%	12%
United States	17	18
Taiwan	12	18
Japan	11	9
Europe	11	12
China	7	10
Singapore	3	8
Malaysia	3	3
Philippines	2	5
Thailand	2	3
Rest of World	4	2
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	March 31, 2024	April 2, 2023	Dollar/Point Change
	(in millions)
Gross profit	$339.3	$356.4	$(17.1)
Percent of total revenues	56.6%	57.7%	(1.2)

Gross profit as a percent of revenue decreased by 1.2 points, primarily due to product mix and lower volume.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	March 31, 2024	April 2, 2023	Dollar Change
	(in millions)
Selling and administrative	$149.2	$151.0	$(1.8)
Percent of total revenues	24.9%	24.4%

The decrease of $1.8 million in selling and administrative expenses was primarily due to lower spending in Robotics, partially offset by higher spending in Semiconductor Test.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	March 31, 2024	April 2, 2023	Dollar Change
	(in millions)
Engineering and development	$103.2	$105.8	$(2.6)
Percent of total revenues	17.2%	17.1%

The decrease of $2.6 million in engineering and development expenses was primarily due to lower spending in Robotics.

Restructuring and Other

During the three months ended March 31, 2024, we recorded $2.2 million of acquisition and divestiture related costs and $2.0 million of severance charges related to headcount reductions primarily in Semiconductor Test and Robotics.

During the three months ended April 2, 2023, we recorded $2.0 million of severance charges related to headcount reduction primarily in Semiconductor Test, Robotics and Corporate.

Interest and Other

	For the Three Months Ended
	March 31, 2024	April 2, 2023	Dollar Change
	(in millions)
Interest income	$(7.9)	$(5.3)	$(2.6)
Interest expense	0.7	1.0	$(0.3)
Other (income) expense, net	12.1	0.1	$12.0

Other (income) expense, net increased $12.0 million primarily due to the change in value of our call option purchased in connection with the anticipated acquisition of Technoprobe.

Income (Loss) Before Income Taxes

	For the Three Months Ended
	March 31, 2024	April 2, 2023	Dollar Change
	(in millions)
Semiconductor Test	$79.4	$96.2	$(16.8)
System Test	18.4	15.3	3.1
Wireless Test	(0.9)	9.4	(10.3)
Robotics	(14.0)	(18.5)	4.5
Corporate and Eliminations (1)	(10.0)	(5.2)	(4.8)
	$72.9	$97.1	$(24.2)

(1)
Included in Corporate and Eliminations are: interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension, acquisition and divestiture related fees, and an expense for the modification of outstanding equity awards

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower margins due to product mix as well as higher operating expenses on similar sales levels. The decrease in income before income taxes in Wireless Test was primarily due to a decrease in sales of connectivity and ultra wide band test products. The increase in income before income taxes in Robotics was driven primarily by lower operating expenses on similar sales. The loss before income taxes in Corporate and Eliminations was primarily due to changes in unrealized gains/losses on equity securities and the call option related to our anticipated investment in Technoprobe.

Income Taxes

The effective tax rate for the three months ended March 31, 2024 and April 2, 2023, was 11.9% and 14.0%, respectively. The decrease in the effective tax rate from the three months ended April 2, 2023, to three months ended March 31, 2024, primarily resulted from the benefit of a reduction in uncertain tax positions and the benefit of a projected shift in the geographic distribution of income. These benefits were partially offset by a decrease in benefit related to equity compensation.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $66.6 million in the three months ended March 31, 2024, to $870.6 million.

Operating activities during the three months ended March 31, 2024, provided cash of $7.3 million. Changes in operating assets and liabilities used cash of $108.6 million due to a $3.9 million increase in operating assets and a $104.7 million decrease in operating liabilities.

The increase in operating assets was primarily due to an $8.1 million and $6.9 million increase in accounts receivable and inventories, respectively, partially offset by a $11.1 million decrease in other assets.

The decrease in operating liabilities was due to a $70.2 million decrease in accrued employee compensation $28.4 million decrease in accounts payable, $7.0 million decrease in accrued other, $1.4 million decrease in deferred revenue and customer advance payments, and $1.4 million of retirement plan contributions, partially offset by a $3.8 million increase in income taxes.

Investing activities during the three months ended March 31, 2024, used cash of $24.0 million due to $44.0 million used for the purchases of property, plant and equipment, $16.0 million used for the purchase of marketable securities, partially offset by $20.7 million and $14.4 million in proceeds from the sale of maturities and marketable securities, respectively, and $0.9 million in proceeds from life insurance.

Financing activities during the three months ended March 31, 2024, used cash of $36.7 million due to $22.1 million used for the repurchase of 0.2 million shares of common stock at an average price of $100.31 per share, $18.4 million used for dividend payments and $13.1 million used for payment related to net settlements of employee stock compensation awards, partially offset by $16.9 million from the issuance of common stock under employee stock purchase and stock option plans.

Operating activities during the three months ended April 2, 2023, provided cash of $19.3 million. Changes in operating assets and liabilities used cash of $106.5 million due to a $1.9 million increase in operating assets and $104.7 million decrease in operating liabilities.

The increase in operating assets was due to a $23.7 million increase in inventories, a $15.4 million increase in prepayments and other assets due to prepayments to our contract manufactures, partially offset by a $37.2 million decrease in accounts receivable.

The decrease in operating liabilities was due to a $93.1 million decrease in accrued employee compensation, a $32.7 million decrease in deferred revenue and customer advance payments, and $1.2 million of retirement plan contributions, partially offset by a $12.5 million increase in income taxes, a $9.6 million increase in accrued other liabilities, and a $0.3 million increase in accounts payable.

In January 2024 and January 2023, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share and $0.11 per share, respectively. Dividend payments for the three months ended March 31, 2024 and April 2, 2023, were $18.4 million and $17.2 million, respectively.

In January 2023, our Board of Directors cancelled the 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock.

During the three months ended March 31, 2024, we repurchased 0.2 million shares of common stock for $22.1 million, which excludes related excise tax, at an average price of $100.31 per share. We intend to repurchase up to $90.0 million of common stock in 2024 subject to market conditions. The cumulative repurchases under the 2023 repurchase program as of March 31, 2024 were 4.1 million shares of common stock for $419.4 million, which excludes related excise tax, at an average price per share of $102.35. During the three months ended April 2, 2023 , we repurchased 0.9 million shares of common stock for $93.3 million, which excludes related excise tax, at an average price of $104.88 per share.

While we have previously declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. As of May 3, 2024, we have not borrowed any funds under the credit facility.

We believe our cash, cash equivalents, marketable securities and senior secured revolving credit facility will be sufficient to pay our quarterly dividend and meet our working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Program as discussed in Note Q: “Stock-Based Compensation” in our 2023 Annual Report on Form 10-K, we have a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

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

In December 2023, FASB issued ASU 2023-09 –“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires expanded disclosures relating to the tax rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit) and income tax expense (benefit), requiring a greater disaggregation of information for each. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The amendments in this update should be applied on a prospective basis, but retrospective application is permitted. This ASU will have no impact on results of operations, cash flows or financial condition.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Part 2 Item 7A, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024. There were no material changes in our exposure to market risk from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to other information set forth in this Form 10-Q, including the risk discussed below, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2023, Teradyne’s Board of Directors cancelled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the three months ended March 31, 2024, we repurchased 0.2 million shares of common stock for a total cost of $22.1 million at an average price of $100.31 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes. During the three months ended April 2, 2023, we repurchased 0.9 million shares of common stock for $93.7 million at an average price of $104.88 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended March 31, 2024, (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024 - January 28, 2024	22		$110.59		—	$1,599,497
January 29, 2024 - February 25, 2024	229		$101.92		130	$1,586,608
February 26, 2024 - March 31, 2024	92		$102.51		90	$1,577,380
	343	(1)	102.65	(1)	220

(1)
Includes approximately one hundred twenty two thousand shares at an average price of $106.86 withheld from employees for the payment of taxes.
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

Item 4: Mine Safety Disclosures

Not Applicable

Item 5: Other Information

10b 5-1 Trading Plans

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended March 31, 2024, the following Section 16 Officers or directors adopted, modified or terminated Rule 10b5-1 trading plans:

Richard Burns, President, Semiconductor Test

Richard Burns, our President, Semiconductor Test, entered into a new Rule 10b5-1 trading plan on February 15, 2024. The Rule 10b5-1 trading plan provides that Mr. Burns, acting through a broker, may sell up to an aggregate of (i) 50% of the (net) shares resulting from the vesting of 10,759 (gross) restricted stock units (net shares are net of tax withholding), and (ii) 100% of the (net) shares resulting from the exercise of up to 8,700 stock options (net shares are net of the stock option exercise prices). Subject to price limits, the first trade under Mr. Burns’s Rule 10b5-1 trading plan is scheduled for May 20, 2024. Mr. Burns’s plan is scheduled to terminate on February 28, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Burns or the broker, or as otherwise provided in the plan.

Mercedes Johnson, Director

Mercedes Johnson, a member of our Board of Directors, entered into a new Rule 10b5-1 trading plan on February 2, 2024. The Rule 10b5-1 trading plan provides that Ms. Johnson, acting through a broker, may sell up to an aggregate of 7,500 shares. Subject to price limits, the first trade under Ms. Johnson’s Rule 10b5-1 trading plan is scheduled for June 3, 2024. Ms. Johnson’s plan is scheduled to terminate on April 30, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Ms. Johnson or the broker, or as otherwise provided in the plan.

Item 6: Exhibits

Exhibit Number	Description

10.1	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under the 2006 Equity and Cash Compensation Incentive Plan, as amended* (filed herewith)

10.2	Form of Executive Officer Stock Option Agreement under the 2006 Equity and Cash Compensation Incentive Plan, as amended* (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ SANJAY MEHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) May 3, 2024