Form 10-Q
period 2024-06-30
TERADYNE, INC
filed 2024-08-02
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s only class of Common Stock as of July 29, 2024, was 163,176,091 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$421,904	$757,571
Marketable securities	38,654	62,154
Accounts receivable, less allowance for credit losses of $1,944 and $1,988 at June 30, 2024 and December 31, 2023, respectively	470,297	422,124
Inventories, net	288,748	309,974
Prepayments	515,906	548,970
Other current assets	20,884	37,992
Current assets held for sale	—	23,250
Total current assets	1,756,393	2,162,035
Property, plant and equipment, net	472,457	445,492
Operating lease right-of-use assets, net	72,381	73,417
Marketable securities	123,723	117,434
Deferred tax assets	192,901	175,775
Retirement plans assets	11,293	11,504
Equity method investment	524,060	—
Other assets	47,923	38,580
Acquired intangible assets, net	25,465	35,404
Goodwill	405,110	415,652
Long-term assets held for sale	—	11,531
Total assets	$3,631,706	$3,486,824
LIABILITIES
Current liabilities:
Accounts payable	$160,808	$180,131
Accrued employees’ compensation and withholdings	161,187	191,750
Deferred revenue and customer advances	102,988	99,804
Other accrued liabilities	108,746	114,712
Operating lease liabilities	18,280	17,522
Income taxes payable	74,365	48,653
Current liabilities held for sale	—	7,379
Total current liabilities	626,374	659,951
Retirement plans liabilities	135,167	132,090
Long-term deferred revenue and customer advances	36,146	37,282
Long-term other accrued liabilities	16,632	19,998
Deferred tax liabilities	96	183
Long-term operating lease liabilities	61,883	65,092
Long-term incomes taxes payable	24,596	44,331
Long-term liabilities held for sale	—	2,000
Total liabilities	900,894	960,927
Commitments and contingencies (Note R)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 161,802 and 152,698 shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively	20,225	19,087
Additional paid-in capital	1,865,351	1,827,274
Accumulated other comprehensive loss	(44,104)	(26,978)
Retained earnings	889,340	706,514
Total shareholders’ equity	2,730,812	2,525,897
Total liabilities and shareholders’ equity	$3,631,706	$3,486,824

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands, except per share amount)		(in thousands, except per share amount)
Revenues:
Products	$596,877	$540,375	$1,055,310	$1,013,793
Services	133,002	144,062	274,388	288,173
Total revenues	729,879	684,437	1,329,698	1,301,966
Cost of revenues:
Cost of products	250,236	217,011	450,999	415,675
Cost of services	53,799	64,934	113,573	127,379
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	304,035	281,945	564,572	543,054
Gross profit	425,844	402,492	765,126	758,912
Operating expenses:
Selling and administrative	154,470	145,695	303,658	296,650
Engineering and development	111,816	105,706	215,015	211,468
Acquired intangible assets amortization	4,664	4,825	9,361	9,627
Restructuring and other	2,012	6,358	6,440	8,395
Gain on sale of business	(57,486)	—	(57,486)	—
Total operating expenses	215,476	262,584	476,988	526,140
Income from operations	210,368	139,908	288,138	232,772
Non-operating (income) expense:
Interest income	(6,715)	(6,354)	(14,582)	(11,613)
Interest expense	1,530	1,045	2,190	2,031
Other (income) expense, net	(3,850)	815	8,225	868
Income before income taxes	219,403	144,402	292,305	241,486
Income tax provision	33,130	24,352	41,835	37,905
Net income	$186,273	$120,050	$250,470	$203,581
Net income per common share:
Basic	$1.18	$0.78	$1.61	$1.31
Diluted	$1.14	$0.73	$1.54	$1.23
Weighted average common shares—basic	157,804	154,760	155,426	155,332
Weighted average common shares—diluted	163,470	164,751	162,909	165,530

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)		(in thousands)
Net income	$186,273	$120,050	$250,470	$203,581
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, and $0, respectively	(3,629)	2,943	(15,087)	12,250
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(183), $(180), $(404) and $323, respectively	(721)	(568)	(1,622)	1,726
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $(4), $8, $26, and $10, respectively	(13)	28	92	33
	(734)	(540)	(1,530)	1,759
Cash flow hedges:
Unrealized gains arising during period, net of tax of $0, $920, $358, and $1,088, respectively	—	3,270	1,274	3,866
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $0, $91, $(500) and $428, respectively	—	323	(1,780)	1,524
	—	3,593	(506)	5,390
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(1), and $(1), respectively	(2)	(2)	(3)	(3)
Other comprehensive income (loss)	(4,365)	5,994	(17,126)	19,396
Comprehensive income	$181,908	$126,044	$233,344	$222,977

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Shareholders' Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
For the Three Months Ended June 30, 2024
Balance, March 31, 2024	153,757	$19,220	$1,848,088	$(39,739)	$730,260	$2,557,829
Net issuance of common stock under stock-based plans	125	15	4,615			4,630
Stock-based compensation expense			13,660			13,660
Warrant exercises	7,998	1,000	(1,012)			(12)
Repurchase of common stock	(78)	(10)			(8,185)	(8,195)
Cash dividends ($0.12 per share)					(19,008)	(19,008)
Net income					186,273	186,273
Other comprehensive income (loss)				(4,365)		(4,365)
Balance, June 30, 2024	161,802	$20,225	$1,865,351	$(44,104)	$889,340	$2,730,812
For the Three Months Ended July 2, 2023
Balance, April 2, 2023	155,445	$19,431	$1,772,352	$(36,466)	$694,145	$2,449,462
Net issuance of common stock under stock-based plans	52	7	161			168
Stock-based compensation expense			12,077			12,077
Repurchase of common stock	(1,349)	(169)			(135,668)	(135,837)
Cash dividends ($0.11 per share)					(17,031)	(17,031)
Settlements of convertible notes	50	6	(6)			—
Exercise of convertible notes hedge call options	(50)	(6)	6			—
Net income					120,050	120,050
Other comprehensive income (loss)				5,994		5,994
Balance, July 2, 2023	154,148	$19,269	$1,784,590	$(30,472)	$661,496	$2,434,883

	Shareholders' Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
For the Six Months Ended June 30, 2024
Balance, December 31, 2023	152,698	$19,087	$1,827,274	$(26,978)	$706,514	$2,525,897
Net issuance of common stock under stock-based plans	591	73	8,373			8,446
Stock-based compensation expense			30,818			30,818
Warrant exercises	8,812	1,102	(1,114)			(12)
Repurchase of common stock	(299)	(37)			(30,253)	(30,290)
Cash dividends ($0.12 per share)					(37,391)	(37,391)
Net income					250,470	250,470
Other comprehensive income (loss)				(17,126)		(17,126)
Balance, June 30, 2024	161,802	$20,225	$1,865,351	$(44,104)	$889,340	$2,730,812
For the Six Months Ended July 2, 2023
Balance, December 31, 2022	155,759	$19,470	$1,755,963	$(49,868)	$725,729	$2,451,294
Net issuance of common stock under stock-based plans	631	79	(3,782)			(3,703)
Stock-based compensation expense			32,409			32,409
Repurchase of common stock	(2,242)	(280)			(233,604)	(233,884)
Cash dividends ($0.11 per share)					(34,210)	(34,210)
Settlements of convertible notes	375	47	(47)			—
Exercise of convertible notes hedge call options	(375)	(47)	47			—
Net income					203,581	203,581
Other comprehensive income (loss)				19,396		19,396
Balance, July 2, 2023	154,148	$19,269	$1,784,590	$(30,472)	$661,496	$2,434,883

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2024	July 2, 2023
	(in thousands)
Cash flows from operating activities:
Net income	$250,470	$203,581
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	48,927	45,231
Stock-based compensation	30,693	32,449
Losses (gains) on investments	13,090	(4,745)
Provision for excess and obsolete inventory	9,438	11,341
Amortization	9,397	9,580
Gain on sale of business	(57,486)	—
Deferred taxes	(16,830)	(13,571)
Retirement plan actuarial losses (gains)	(250)	—
Other	1,240	(92)
Changes in operating assets and liabilities
Accounts receivable	(54,211)	(2,693)
Inventories	17,102	(13,845)
Prepayments and other assets	22,190	(29,584)
Accounts payable and other liabilities	(53,009)	(24,514)
Deferred revenue and customer advances	2,739	(34,938)
Retirement plans contributions	(2,774)	(2,482)
Income taxes	2,622	(13,614)
Net cash provided by operating activities	223,348	162,104
Cash flows from investing activities:
Purchases of property, plant and equipment	(88,869)	(80,702)
Purchase of investment in a business	(524,653)	—
Purchases of marketable securities	(27,757)	(99,018)
Proceeds from the sale of a business, net of cash and cash equivalents sold	87,172	—
Proceeds from maturities of marketable securities	26,858	21,997
Proceeds from sales of marketable securities	21,289	35,577
Proceeds from insurance	873	460
Net cash used for investing activities	(505,087)	(121,686)
Cash flows from financing activities:
Repayments of borrowings on revolving credit facility	(185,000)	—
Dividend payments	(37,370)	(34,184)
Repurchase of common stock	(30,306)	(227,845)
Payments related to net settlement of employee stock compensation awards	(13,434)	(20,308)
Payments of convertible debt principal	—	(17,458)
Proceeds from borrowings on revolving credit facility	185,000	—
Issuance of common stock under stock purchase and stock option plans	21,836	16,599
Net cash used for financing activities	(59,274)	(283,196)
Effects of exchange rate changes on cash and cash equivalents	5,346	1,213
Decrease in cash and cash equivalents	(335,667)	(241,565)
Cash and cash equivalents at beginning of period	757,571	854,773
Cash and cash equivalents at end of period	$421,904	$613,208
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$3,124	$1,741

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
•
robotics (“Robotics”) products.

B. ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements include the accounts of Teradyne and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. The December 31, 2023, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2024, for the year ended December 31, 2023.

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

Equity Method Investments

The Company accounts for investments using the equity method of accounting when the Company has significant influence over the financial and operating policies, but not control, of the investee. The equity method investments are initially recorded at cost and included in ‘Equity method investment’ in the consolidated balance sheet. Teradyne will record its share of investee's net income or loss and other comprehensive income, and the amortization of equity method basis difference on a 3-month lag, which is applied consistently from period to period. These results will be reported in ‘Equity in net earnings of affiliate’ in the consolidated statement of operations. The Company monitors on an ongoing basis its equity method investments for indicators of other-than-temporary declines in fair value below carrying value.

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

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires expanded disclosures relating to the tax rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit) and income tax expense (benefit), requiring a greater disaggregation of information for each. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The amendments in this update should be applied on a prospective basis, but retrospective application is permitted. This ASU will have no impact on results of operations, cash flows or financial condition.

D. REVENUE

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test		System Test	Robotics		Wireless Test
	System on-a-Chip	Memory		Universal Robots	Mobile Industrial Robots		Total
	(in thousands)
For the Three Months Ended June 30, 2024 (1)
Timing of Revenue Recognition
Point in Time	$343,536	$121,662	$43,519	$72,722	$15,495	$32,273	$629,207
Over Time	70,048	7,318	17,282	1,863	167	3,994	100,672
Total	$413,584	$128,980	$60,801	$74,585	$15,662	$36,267	$729,879
Geographical Market
Asia Pacific	$381,631	$124,497	$21,259	$14,756	$5,447	$29,293	$576,883
Americas	20,211	3,254	28,684	29,900	5,110	4,901	92,060
Europe, Middle East and Africa	11,742	1,229	10,858	29,929	5,105	2,073	60,936
Total	$413,584	$128,980	$60,801	$74,585	$15,662	$36,267	$729,879

For the Three Months Ended July 2, 2023 (1)
Timing of Revenue Recognition
Point in Time	$282,080	$112,547	$76,801	$55,737	$12,770	$40,261	$580,196
Over Time	72,614	7,467	17,471	2,116	1,011	3,562	104,241
Total	$354,694	$120,014	$94,272	$57,853	$13,781	$43,823	$684,437
Geographical Market
Asia Pacific	$303,062	$115,250	$41,644	$14,883	$2,291	$22,362	$499,492
Americas	32,191	4,286	40,163	22,832	6,086	19,491	125,049
Europe, Middle East and Africa	19,441	478	12,465	20,138	5,404	1,970	59,896
Total	$354,694	$120,014	$94,272	$57,853	$13,781	$43,823	$684,437

For the Six Months Ended June 30, 2024 (2)
Timing of Revenue Recognition
Point in Time	$573,127	$224,098	$101,592	$138,615	$34,785	$53,187	$1,125,405
Over Time	142,764	14,828	34,531	3,731	770	7,669	204,293
Total	$715,891	$238,926	$136,123	$142,346	$35,555	$60,856	$1,329,698
Geographical Market
Asia Pacific	$652,197	$220,103	$47,040	$26,381	$8,401	$46,434	$1,000,557
Americas	42,762	12,306	65,278	49,905	19,735	10,725	200,711
Europe, Middle East and Africa	20,932	6,517	23,805	66,060	7,419	3,697	128,430
Total	$715,891	$238,926	$136,123	$142,346	$35,555	$60,856	$1,329,698

For the Six Months Ended July 2, 2023 (2)
Timing of Revenue Recognition
Point in Time	$555,354	$173,805	$133,658	$125,760	$28,735	$75,624	$1,092,937
Over Time	146,173	14,384	35,245	4,124	2,229	6,874	209,029
Total	$701,528	$188,189	$168,903	$129,884	$30,964	$82,498	$1,301,966
Geographical Market
Asia Pacific	$586,321	$178,945	$81,234	$28,100	$3,793	$45,593	$923,986
Americas	73,759	7,230	69,143	43,273	17,898	32,337	243,640
Europe, Middle East and Africa	41,448	2,014	18,526	58,511	9,273	4,568	134,340
Total	$701,528	$188,189	$168,903	$129,884	$30,964	$82,498	$1,301,966

(1)
Includes $0.8 million and $1.3 million in 2024 and 2023, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers.”
(2)
Includes $1.7 million and $2.5 million in 2024 and 2023, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers.”

Contract Balances

During the three and six months ended June 30, 2024, Teradyne recognized $18.7 million and $46.9 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. During the three and six months ended July 2, 2023, Teradyne recognized $27.3 million and $68.4 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of June 30, 2024, Teradyne had $1,049.9 million of unsatisfied performance obligations. Teradyne expects to recognize approximately 95% of the remaining performance obligations in the next 12 months and the remainder in 1-3 years.

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	June 30, 2024	December 31, 2023
	(in thousands)
Maintenance, service and training	$62,001	$66,458
Customer advances, undelivered elements and other	43,621	35,731
Extended warranty	33,512	34,897
Total deferred revenue and customer advances	$139,134	$137,086

Accounts Receivable

During the three and six months ended June 30, 2024, and July 2, 2023, Teradyne sold certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. During the three months ended June 30, 2024, and July 2, 2023, total trade accounts receivable sold under the factoring agreements were $57.3 million and $59.3 million, respectively. During the six months ended June 30, 2024, and July 2, 2023, total trade accounts receivable sold under the factoring agreements were $80.7 million and $93.5 million, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by operating activities in the consolidated statements of cash flows.

E. DISPOSITIONS

On May 27, 2024, Teradyne completed the sale of the Device Interface Solutions ("DIS") business, a component of the Semiconductor Test segment, to Technoprobe S.p.A. ("Technoprobe") for $85.0 million in cash, net of cash and cash equivalents sold, and a customary working capital adjustment. The sale resulted in a pre-tax gain of $57.5 million recorded as 'Gain on sale of business' in the consolidated statement of operations. The transaction did not meet the criteria to be classified as a discontinued operation, as it did not represent a strategic shift that will have a major effect on operations and financial results.

Assets and liabilities related to the DIS sale agreement met the criteria and were classified as held for sale in Teradyne’s consolidated balance sheet as of December 31, 2023, as follows:

December 31, 2023

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

F. EQUITY METHOD INVESTMENT

On May 27, 2024, Teradyne paid $524.1 million to purchase a combination of previously issued and outstanding shares and shares newly issued by Technoprobe, S.p.A. ("Technoprobe"). The shares purchased represent 10% of the issued and outstanding shares of Technoprobe. Teradyne was also granted a board seat as part of the purchase. Teradyne accounts for this investment using the equity method as a result of being able to exercise significant influence over the operating and financial decisions of Technoprobe. As of June 30, 2024, $524.1 million was recorded as 'Equity method investment', in the consolidated balance sheets.

Based on the quoted closing price as of June 30, 2024, the fair value of the publicly traded investment in Technoprobe was $643.3 million, and there was no other-than-temporary impairment identified.

Teradyne made an accounting policy election to report its share of Technoprobe's results on a 3-month lag, which will be applied consistently from period to period. Teradyne will record its share of Technoprobe's net income or loss and other comprehensive income, and the amortization of equity method basis difference, beginning in the third quarter of 2024.

G. INVENTORIES

Inventories, net consisted of the following at June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Raw material	$223,525	$258,422
Work-in-process	43,493	26,851
Finished goods	21,730	24,701
Total inventories, net (1)	$288,748	$309,974

(1)
Inventories, net at December 31, 2023, excludes $18.0 million of primarily work-in-process inventories, net classified as assets held for sale. See Note E: "Dispositions" for additional information.

Inventory reserves at June 30, 2024, and December 31, 2023, were $134.0 million and $136.0 million, respectively.

H. FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of 90 days or less at the date of acquisition to be cash equivalents.

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

During the three and six months ended June 30, 2024, and July 2, 2023, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Realized gains recorded in the three and six months ended June 30, 2024, were $0.3 million and $1.3 million, respectively. Realized gains recorded in the three and six months ended July 2, 2023, were $0.1 million and $0.4 million, respectively. Realized losses recorded in the three and six months ended June 30, 2024, were $0.1 million and $0.3 million, respectively. Realized losses recorded in the three and six months ended July 2, 2023, were $0.2 million. Realized gains and losses are included in 'Other (income) expense, net' in the consolidated statement of operations.

Unrealized gains on equity securities recorded in the three and six months ended June 30, 2024, were $0.6 million and $3.2 million, respectively. Unrealized gains on equity securities recorded in the three and six months ended July 2, 2023, were $2.6 million and $4.6 million, respectively. Unrealized gains and losses on equity securities are included in 'Other (income) expense, net' in the consolidated statement of operations.

Unrealized gains and losses on available-for-sale debt securities are included in 'Accumulated other comprehensive income (loss)' in the consolidated balance sheet.

The cost of securities sold is based on average cost.

The following tables set forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024, and December 31, 2023.

	June 30, 2024
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$199,227	$—	$—	$199,227
Cash equivalents	219,666	3,011	—	222,677
Available-for-sale securities:
U.S. Treasury securities	—	40,563	—	40,563
Corporate debt securities	—	35,041	—	35,041
Certificates of deposit and time deposits	—	21,688	—	21,688
Debt mutual funds	8,704	—	—	8,704
U.S. government agency securities	—	3,905	—	3,905
Commercial paper	—	—	—	—
Non-U.S. government securities	—	767	—	767
Equity securities:
Mutual funds	51,709	—	—	51,709
	$479,306	$104,975	$—	$584,281
Derivative assets	—	2,067	—	2,067
Total	$479,306	$107,042	$—	$586,348
Liabilities
Derivative liabilities	—	1,352	—	$1,352
Total	$—	$1,352	$—	$1,352

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$418,893	$3,011	$—	$421,904
Marketable securities	—	38,654	—	38,654
Long-term marketable securities	60,413	63,310	—	123,723
Prepayments	—	2,067	—	2,067
Total	$479,306	$107,042	$—	$586,348
Liabilities
Other current liabilities	$—	$1,352	$—	$1,352
Total	$—	$1,352	$—	$1,352

	December 31, 2023
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$298,156	$—	$—	$298,156
Cash equivalents	453,298	6,117	—	459,415
Available-for-sale securities:
Corporate debt securities	—	52,734	—	52,734
U.S. Treasury securities	—	41,808	—	41,808
Certificates of deposit and time deposits	—	21,772	—	21,772
Debt mutual funds	8,773	—	—	8,773
U.S. government agency securities	—	4,892	—	4,892
Commercial paper	—	1,667	—	1,667
Non-U.S. government securities	—	810	—	810
Equity securities:
Mutual Funds	47,132	—	—	47,132
	$807,359	$129,800	$—	$937,159
Derivative assets	—	18,746	—	18,746
Total	$807,359	$148,546	$—	$955,905
Liabilities
Derivative liabilities	—	2,545	—	2,545
Total	$—	$2,545	$—	$2,545

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$751,454	$6,117	$—	$757,571
Marketable securities	—	62,154	—	62,154
Long-term marketable securities	55,905	61,529	—	117,434
Other current assets	—	18,746	—	18,746
Total	$807,359	$148,546	$—	$955,905
Liabilities
Other current liabilities	$—	$2,545	$—	$2,545
Total	$—	$2,545	$—	$2,545

The carrying amounts and fair values of Teradyne’s financial instruments at June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$421,904	$421,904	$757,571	$757,571
Marketable securities	162,377	162,377	179,588	179,588
Derivative assets	2,067	2,067	18,746	18,746
Liabilities
Derivative liabilities	1,352	1,352	2,545	2,545

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of available-for-sale marketable securities at June 30, 2024:

	June 30, 2024
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Corporate debt securities	$39,750	$58	$(4,767)	$35,041	$30,671
U.S. Treasury securities	45,305	—	(4,742)	40,563	40,563
Certificates of deposit and time deposits	21,688	—	—	21,688	—
Debt mutual funds	9,060	—	(356)	8,704	3,181
U.S. government agency securities	3,928	—	(23)	3,905	3,905
Commercial paper	—	—	—	—	—
Non-U.S. government securities	767	—	—	767	—
	$120,498	$58	$(9,888)	$110,668	$78,320

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$38,718	—	$(64)	$38,654	$16,966
Long-term marketable securities	81,780	58	(9,824)	72,014	61,354
	$120,498	$58	$(9,888)	$110,668	$78,320

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2023:

	December 31, 2023
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Corporate debt securities	$56,458	$201	$(3,925)	$52,734	$44,263
U.S. Treasury securities	45,725	14	(3,931)	41,808	35,080
Certificates of deposit and time deposits	21,772	—	—	21,772	—
Debt mutual funds	9,081	—	(308)	8,773	3,303
U.S. government agency securities	4,898	—	(6)	4,892	4,892
Commercial paper	1,633	34	—	1,667	—
Non-U.S. government securities	810	—	—	810	—
	$140,377	$249	$(8,170)	$132,456	$87,538

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$62,385	$36	$(267)	62,154	$34,844
Long-term marketable securities	77,992	213	(7,903)	70,302	52,694
	$140,377	$249	$(8,170)	$132,456	$87,538

As of June 30, 2024, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $34.5 million and $43.8 million, respectively. As of December 31, 2023, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $22.3 million and $65.2 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at June 30, 2024, and December 31, 2023, were not other than temporary.

The contractual maturities of investments in available-for-sale securities held at June 30, 2024, were as follows:

	June 30, 2024
	Cost	Fair Market Value
	(in thousands)
Due within one year	$38,718	$38,654
Due after 1 year through 5 years	27,821	27,285
Due after 5 years through 10 years	8,189	7,782
Due after 10 years	36,710	28,243
Total	$111,438	$101,964

Contractual maturities of investments in available-for-sale securities held at June 30, 2024, exclude debt mutual funds with a fair market value of $8.7 million as they do not have a contractual maturity date.

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

At June 30, 2024, and December 31, 2023, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Net Notional Value
	June 30, 2024	December 31, 2023
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	42.8	11.0
U.S. dollar/Taiwan dollar	33.6	42.7
U.S. dollar/Danish krone	32.1	36.0
U.S. dollar/Korean won	8.9	7.2
U.S. dollar/British pound sterling	0.3	1.5
Euro/U.S. dollar	24.1	25.3
Singapore dollar/U.S. dollar	18.8	16.6
Philippine peso/U.S. dollar	9.5	10.1
Chinese yuan/U.S. dollar	1.3	1.0
Danish krone/U.S. dollar	0.6	0.7
Total	$172.0	$152.1

The fair value of the outstanding contracts was a net gain of $0.7 million and a net loss of $1.8 million at June 30, 2024, and December 31, 2023, respectively.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in 'Other (income) expense, net' in the consolidated statement of operations.

At December 31, 2023, Teradyne had the following cash flow hedge contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	Net Notional Value
	June 30, 2024	December 31, 2023
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$—	$35.5
Total	$—	$35.5

There were no outstanding cash flow hedge contracts at June 30, 2024. The fair value of the outstanding cash flow hedge contracts was a gain of $0.6 million at December 31, 2023.

Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity, the gains or losses associated with cash flow hedge contracts are recorded to revenue.

On November 7, 2023, in connection with Teradyne's agreement to acquire 10% investment in Technoprobe S.p.A, Teradyne purchased a call option to buy 481.0 million Euros. The expiration date of the option was April 26, 2024. On April 12, 2024, Teradyne entered into a forward to buy 481.0 million Euros which expired on May 23, 2024. At December 31, 2023, the fair value of the outstanding contract was $17.4 million. For the three and six months ended June 30, 2024, a realized gain of $4.2 million and a realized loss of $9.8 million was recorded in 'Other (income) expense, net' in the consolidated statement of operations, respectively.

The following table summarizes the fair value of derivative instruments as of June 30, 2024, and December 31, 2023:

	Balance Sheet Location	June 30, 2024	December 31, 2023
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,067	733
Foreign exchange forward contracts	Other current liabilities	(1,352)	(2,545)
Foreign exchange option contracts	Other current assets	—	17,364
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	648
Total derivatives		$715	$16,200

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and six months ended June 30, 2024, and July 2, 2023:

		For the Three Months Ended		For the Six Months Ended
	Location of (Gains) Losses Recognized in Statement of Operations	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
		(in thousands)		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	Other (income) expense, net	$(2,444)	$(4,040)	$(4,144)	$(2,781)
Foreign exchange option contracts	Other (income) expense, net	(4,154)	—	9,764	—
Derivatives designated as hedging instruments:
Foreign exchange forward and option contracts	Revenue	—	414	(2,280)	1,952
Total Derivatives		$(6,598)	$(3,626)	$3,340	$(829)

(1)
The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and six months ended June 30, 2024, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $3.3 million and $6.0 million, respectively. For the three and six months ended July 2, 2023, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $6.7 million and $7.0 million, respectively.

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

Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes. Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. These transactions have been accounted for as an adjustment to Teradyne's shareholders’ equity. The Warrant Transactions, which began expiring March 18, 2024, and continued to expire through July 10, 2024, currently cover, subject to customary anti-dilution adjustments, approximately 1.3 million shares of common stock. During the three and six months ended June 30, 2024, 11.7 million and 13.4 million warrants expired, resulting in the issuance of 8.0 million and 8.8 million shares of Teradyne common stock, respectively. As of June 30, 2024, the strike price of the warrants was approximately $39.35 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions resulted in additional shares of Teradyne’s common stock being issued to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

The interest expense on Teradyne's senior notes for three and six months ended July 2, 2023, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)		(in thousands)
Contractual interest expense on the coupon	$—	$100	$—	$238
Amortization of debt issuance fees recognized as interest expense	—	—	—	113
Total interest expense on the convertible debt	$—	$100	$—	$351

Revolving Credit Facility

On May 1, 2020, Teradyne entered into a credit agreement (the “Credit Agreement”) with Truist Bank, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provided for a three-year, senior secured revolving credit facility of $400.0 million (the “Credit Facility”).

On December 10, 2021, the Credit Agreement was amended to extend the maturity date of the Credit Facility to December 10, 2026. On October 5, 2022, the Credit Agreement was amended to increase the amount of the Credit Facility to $750.0 million from $400.0 million. On November 7, 2023, the Credit Agreement was amended to allow for the purchase of the shares of Technoprobe.

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

The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured at the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio.

The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.

On May 16, 2024, Teradyne borrowed $185.0 million under the Credit Agreement to support the acquisition of 10% of the issued and outstanding shares of Technoprobe. Teradyne has fully repaid its borrowings on the revolving credit facility prior to June 30, 2024. There was no outstanding revolver balance as of June 30, 2024.

As of August 2, 2024, the Credit Agreement was undrawn, and Teradyne was in compliance with all covenants under the Credit Agreement.

J. PREPAYMENTS

Prepayments consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Contract manufacturer and supplier prepayments	$473,446	$502,257
Prepaid maintenance and other services	20,443	17,592
Prepaid taxes	14,122	16,083
Other prepayments	7,895	13,038
Total prepayments (1)	$515,906	$548,970

(1)
Excludes $5.3 million at December 31, 2023 of contract manufacturer and supplier prepayments, classified as assets held for sale. See Note E: “Dispositions” for additional information.

K. PRODUCT WARRANTY

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)		(in thousands)
Balance at beginning of period	$15,324	$12,901	$15,698	$14,181
Accruals for warranties issued during the period	2,922	3,261	6,181	7,378
Accruals related to pre-existing warranties	(284)	(352)	(967)	(757)
Settlements made during the period	(2,718)	(3,267)	(5,668)	(8,259)
Balance at end of period	$15,244	$12,543	$15,244	$12,543

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)		(in thousands)
Balance at beginning of period	$34,509	$49,343	$34,897	$56,180
Deferral of new extended warranty revenue	5,688	4,467	12,602	8,881
Recognition of extended warranty deferred revenue	(6,685)	(9,388)	(13,987)	(20,639)
Balance at end of period	$33,512	$44,422	$33,512	$44,422

L. STOCK-BASED COMPENSATION

On February 1, 2023 (the “Retirement Date”), Mark E. Jagiela retired as Chief Executive Officer of Teradyne and a member of Teradyne’s Board of Directors, and Teradyne entered into an agreement (the “Retirement Agreement”) with Mr. Jagiela. Under the Retirement Agreement, Mr. Jagiela’s unvested time-based restricted stock units and stock options granted prior to his Retirement Date were modified to allow continued vesting; and any vested options or options that vest during that period may be exercised for the remainder of the applicable option term. During the six months ended July 2, 2023, Teradyne recorded a stock-based compensation expense of $5.9 million related to the Retirement Agreement.

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

If, after attaining both at least age sixty and at least ten years of service, a PRSU recipient’s employment ends prior to the determination of the performance percentage due to (1) permanent disability or death or (2) retirement or termination other than for cause, then all or a portion of the recipient’s PRSUs (based on the actual performance percentage achieved on the determination date) will vest on the date the performance percentage is determined. Except as set forth in the preceding sentence, no PRSUs will vest if the executive officer is no longer an employee at the end of the three-year period. Stock options to purchase Teradyne’s common stock at 100% of the fair market value on the grant date vest in equal annual installments over four years from the grant date and have a maximum term of seven years.

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

During the six months ended June 30, 2024, and July 2, 2023, Teradyne granted 0.5 million and 0.5 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $95.06 and $102.30, respectively, and less than 0.1 million and 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $120.38 and $90.50, respectively.

During the six months ended June 30, 2024, and July 2, 2023, Teradyne granted 0.1 million and 0.1 million of PBIT PRSUs with a weighted average grant date fair value of $94.51 and $102.23, respectively.

During the six months ended June 30, 2024, and July 2, 2023, Teradyne granted 0.1 million and 0.1 million of TSR PRSUs, with a weighted average grant date fair value of $102.51 and $137.64, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Six Months Ended
	June 30, 2024	July 2, 2023
Risk-free interest rate	3.9%	3.9%
Teradyne volatility-historical	42.4%	50.2%
NYSE Composite Index volatility-historical	15.6%	24.8%
Dividend yield	0.5%	0.4%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grants. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant dates, which have a weighted average grant date stock price of $95.83 for the 2024 grants, and an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $103.44 for the 2023 grant.

During the six months ended June 30, 2024, and July 2, 2023, Teradyne granted 0.1 million and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $37.50 and $40.90, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	June 30, 2024	July 2, 2023
Expected life (years)	4.0	4.0
Risk-free interest rate	4.0%	3.7%
Volatility-historical	46.3%	46.7%
Dividend yield	0.5%	0.4%

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

M. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Six Months Ended June 30, 2024
Balance at December 31, 2023, net of tax of $0, $(1,728), $142, $(1,132), respectively	$(22,442)	$(6,194)	$506	$1,152	$(26,978)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(404), $358, $0, respectively	(15,087)	(1,622)	1,274	—	(15,435)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $26, $(500), $(1), respectively	—	92	(1,780)	(3)	(1,691)
Net current period other comprehensive loss, net of tax of $0, $(378), $(142), $(1), respectively	(15,087)	(1,530)	(506)	(3)	(17,126)
Balance at June 30, 2024, net of tax of $0, $(2,106), $0, $(1,133), respectively	$(37,529)	$(7,724)	$—	$1,149	$(44,104)

Six Months Ended July 2, 2023
Balance at December 31, 2022, net of tax of $0, $(2,308), ($708), $(1,130), respectively	$(39,849)	$(8,661)	$(2,517)	$1,159	$(49,868)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $323, $1,088, $0, respectively	12,250	1,726	3,866	—	17,842
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $10, $428, $(1), respectively	—	33	1,524	(3)	1,554
Net current period other comprehensive gain (loss), net of tax of $0, $333, $1,516, $(1), respectively	12,250	1,759	5,390	(3)	19,396
Balance at July 2, 2023, net of tax of $0, $(1,975), $808, $(1,131), respectively	$(27,599)	$(6,902)	$2,873	$1,156	$(30,472)

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and six months ended June 30, 2024, and July 2, 2023, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)		(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $4, $(8), $(26), $(10), respectively	$13	$(28)	$(92)	$(33)	Other (income) expense, net
Cash flow hedges:
Unrealized (losses) gains, net of tax of $0, $(91), $500, $(428), respectively	—	(323)	1,780	(1,524)	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $0, $0, $1, $1, respectively	2	2	3	3	(a)
Total reclassifications, net of tax of $4, $(99), $475, $(437), respectively	$15	$(349)	$1,691	$(1,554)	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note Q: “Retirement Plans.”

N. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. In the six months ended June 30, 2024, there were no interim indicators of impairment. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

The changes in the carrying amount of goodwill by reportable segments for the six months ended June 30, 2024, were as follows:

	Robotics	Wireless Test	Semiconductor Test	System Test	Total
	(in thousands)
Balance at December 31, 2023
Goodwill	$395,463	$361,819	$262,237	$158,699	$1,178,218
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)
Total Goodwill	395,463	7,976	1,697	10,516	415,652
Foreign currency translation adjustment	(10,433)	—	(109)	—	(10,542)
Balance at June 30, 2024
Goodwill	$385,031	$361,819	$262,128	$158,699	1,167,676
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)
Total Goodwill	$385,031	$7,976	$1,588	$10,516	$405,110

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at June 30, 2024
Developed technology	$267,706	$(249,298)	$(5,728)	$12,680
Customer relationships	52,109	(48,706)	197	3,600
Tradenames and trademarks	59,007	(48,407)	(1,415)	9,185
Total intangible assets	$378,822	$(346,411)	$(6,946)	$25,465
Balance at December 31, 2023
Developed technology	$267,706	$(243,191)	$(5,343)	$19,172
Customer relationships	52,109	(47,850)	232	4,491
Tradenames and trademarks	59,007	(46,021)	(1,245)	11,741
Total intangible assets	$378,822	$(337,062)	$(6,356)	$35,404

Aggregate intangible asset amortization expense was $4.7 million and $9.4 million, respectively, for the three and six months ended June 30, 2024, and $4.8 million and $9.6 million, respectively, for the three and six months ended July 2, 2023.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2024	$9,303
2025	11,254
2026	2,356
2027	1,140
2028	1,059
Thereafter	353

O. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$186,273	$120,050	$250,470	$203,581
Weighted average common shares-basic	157,804	154,760	155,426	155,332
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	4,930	8,876	6,896	8,929
Restricted stock units	726	323	573	389
Stock options	9	43	12	45
Employee stock purchase plan	1	7	2	7
Incremental shares from assumed conversion of convertible notes (2)	—	742	—	828
Dilutive potential common shares	5,666	9,991	7,483	10,198
Weighted average common shares-diluted	163,470	164,751	162,909	165,530
Net income per common share-basic	$1.18	$0.78	$1.61	$1.31
Net income per common share-diluted	$1.14	$0.73	$1.54	$1.23

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

The computation of diluted net income per common share for the three and six months ended June 30, 2024, excludes the effect of the potential vesting of 0.1 million and 0.5 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and six months ended July 2, 2023, excludes the effect of the potential vesting of 0.4 million and 0.5 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

P. RESTRUCTURING AND OTHER

During the three months ended June 30, 2024, Teradyne recorded $2.0 million of severance charges related to headcount reductions of 35 people, primarily in Robotics.

During the three months ended July 2, 2023, Teradyne recorded $5.1 million of severance charges related to headcount reductions of 112 people, principally in Semiconductor Test and Robotics, which included charges related to a voluntary early retirement program for employees meeting certain conditions and a charge of $1.1 million for an increase in environmental liability.

During the six months ended June 30, 2024, Teradyne recorded $2.2 million of acquisition and divestiture expenses related to the Technoprobe transactions, and $4.2 million of severance and other charges, primarily related to headcount reductions of 66 people, primarily in Robotics and Semiconductor Test, which included charges related to a voluntary early retirement program for employees meeting certain conditions.

During the six months ended July 2, 2023, Teradyne recorded $7.2 million of severance charges related to headcount reductions of 179 people, primarily in Semiconductor Test and Robotics, which included charges related to a voluntary early retirement program for employees meeting certain conditions and a charge of $1.1 million for an increase in environmental liability.

Q. RETIREMENT PLANS

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

In the six months ended June 30, 2024, and July 2, 2023, Teradyne contributed $1.6 million and $1.5 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $0.5 million and $0.6 million, respectively, to certain qualified pension plans for non-U.S. subsidiaries.

For the three and six months ended June 30, 2024, and July 2, 2023, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	June 30, 2024		July 2, 2023
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$217	$114	$272	$110
Interest cost	1,646	243	1,714	263
Expected return on plan assets	(1,265)	(18)	(1,286)	(9)
Net actuarial loss (gain)	111	(242)	24	—
Settlement loss (gain)	—	(24)	—	—
Total net periodic pension cost	$709	$73	$724	$364

	For the Six Months Ended
	June 30, 2024		July 2, 2023
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$448	$231	$543	$220
Interest cost	3,293	489	3,425	526
Expected return on plan assets	(2,533)	(34)	(2,571)	(18)
Net actuarial loss (gain)	111	(242)	24	—
Settlement loss (gain)	—	(24)	—	—
Total net periodic pension cost	$1,319	$420	$1,421	$728

Postretirement Benefit Plan

In addition to receiving pension benefits, Teradyne employees in the United States who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits and the existing benefit obligation relates predominantly to those employees. During the three and six months ended June 30, 2024, Teradyne recorded special termination benefit charges associated with a voluntary early retirement program.

For the three and six months ended June 30, 2024, and July 2, 2023, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)		(in thousands)
Service cost	$9	$8	$18	$17
Interest cost	72	60	145	121
Amortization of prior service credit	(2)	(2)	(4)	(4)
Special termination benefits	170	369	462	369
Net actuarial loss (gain)	(94)	30	(94)	30
Total net periodic postretirement benefit cost	$155	$465	$527	$533

R. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2024, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $402.2 million, of which $386.5 million is for less than one year.

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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of June 30, 2024, and December 31, 2023, Teradyne had a product warranty accrual of $15.2 million and $15.7 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $33.5 million and $34.9 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of June 30, 2024, and December 31, 2023, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

S. INCOME TAXES

A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
U.S. statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Tax credits	(2.7)	(2.4)	(2.8)	(2.4)
Foreign taxes	(2.5)	(1.0)	(2.4)	(0.8)
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	(1.0)	(2.5)	(1.3)	(2.8)
Discrete benefit related to equity compensation	(0.6)	(0.1)	(0.7)	(1.4)
Other, net	0.9	1.9	0.5	2.1
Effective tax rate	15.1%	16.9%	14.3%	15.7%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of June 30, 2024, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of June 30, 2024, and December 31, 2023, Teradyne had $15.9 million and $18.6 million, respectively, of reserves for uncertain tax positions. The $2.7 million net decrease in reserves for uncertain tax positions is related to the settlement of an audit.

As of June 30, 2024, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $8.1 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to transfer pricing and U.S. federal and state research and development credits.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of June 30, 2024, and December 31, 2023, $0.8 million and $1.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the six months ended June 30, 2024, and July 2, 2023, a benefit of $0.5 million and expense of $0.1 million, respectively, were recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the six months ended June 30, 2024, was $4.9 million, or $0.03 per diluted share. The tax savings due to the tax holiday for the six months ended July 2, 2023, was $1.0 million, or $0.01 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended Teradyne's Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

In the quarter ended June 30, 2024, Teradyne recognized a $57.5 million gain on the sale of the Device Interface Solutions business which resulted in $10.7 million of income tax expense that was recognized as a discrete expense in the quarter.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. Teradyne currently does not expect the CAMT to have a material impact on its financial results.

On December 15, 2022, the European Union ("EU") Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The EU’s Pillar Two Directive effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbor rules that effectively extend certain effective dates to January 1, 2027. Certain EU Member States where Teradyne has a legal presence have recently enacted the directive and administrative guidance into their local tax legislation. Additionally, countries outside the EU where Teradyne has a legal presence have enacted similar language as the EU Members States in their local tax legislation. Teradyne is closely monitoring these developments and evaluating the potential financial impact on income tax expense. As of June 30, 2024, the effective tax rate was impacted by legislative changes that went into effect for Pillar Two in some of the Company's foreign jurisdictions, but it did not have a material impact on our financial statements.

T. SEGMENT INFORMATION

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

Segment information for the three and six months ended June 30, 2024, and July 2, 2023, is as follows:

	Semiconductor Test	System Test	Robotics	Wireless Test	Segment Total	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2024
Revenues	$542,564	$60,801	$90,247	$36,267	$729,879	$—	$729,879
Income (loss) before income taxes (1)(2)	158,284	5,224	(17,916)	9,970	$155,562	63,841	$219,403
Total assets (3)	1,306,390	175,567	731,264	83,262	$2,296,483	1,335,223	$3,631,706
Three Months Ended July 2, 2023
Revenues	$474,708	$94,272	$71,634	$43,823	$684,437	$—	$684,437
Income (loss) before income taxes (1)(2)	129,040	28,599	(26,401)	12,020	$143,258	1,144	$144,402
Total assets (3)	1,416,109	191,002	685,132	88,869	$2,381,112	1,013,784	$3,394,896
Six Months Ended June 30, 2024
Revenues	$954,817	$136,123	$177,901	$60,856	$1,329,698	$—	$1,329,698
Income (loss) before income taxes (1)(2)	237,698	23,615	(31,892)	9,076	$238,497	53,808	$292,305
Total assets (3)	1,306,390	175,567	731,264	83,262	$2,296,483	1,335,223	$3,631,706
Six Months Ended July 2, 2023
Revenues	$889,717	$168,903	$160,848	$82,498	$1,301,966	$—	$1,301,966
Income (loss) before income taxes (1)(2)	225,225	43,874	(44,891)	21,372	$245,580	(4,094)	$241,486
Total assets (3)	1,416,109	191,002	685,132	88,869	$2,381,112	1,013,784	$3,394,896

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
(3)
Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.

Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)		(in thousands)
Semiconductor Test:
Cost of revenues—inventory charge	$2,408	$4,184	$7,364	$7,952
Restructuring and other—employee severance	—	2,485	1,130	3,279
System Test:
Cost of revenues—inventory charge	$—	$—	$720	$1,113
Restructuring and other—employee severance	—	—	—	642
Robotics:
Restructuring and other—employee severance	$1,308	$1,638	$1,537	$2,071
Cost of revenues—inventory charge	—	769	534	1,551
Wireless Test:
Cost of revenues—inventory charge	$—	$—	$820	$725
Corporate and Eliminations:
Restructuring and other—acquisition & divestiture related expenses	$—	$—	$2,214	$—
Selling and administrative —equity modification	—	—	1,469	5,889
Restructuring and other—other	—	1,100	—	1,100
Restructuring and other—employee severance	—	—	—	1,124

U. SHAREHOLDERS’ EQUITY

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

During the six months ended June 30, 2024, Teradyne repurchased 0.3 million shares of common stock for a total cost of $30.3 million at an average price of $101.40 per share. The cumulative repurchases under the January 2023 repurchase program as of June 30, 2024, were 4.2 million shares of common stock for $430.8 million at an average price per share of $102.39.

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

In January 2024 and May 2024, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and six months ended June 30, 2024, were $19.0 million and $37.4 million, respectively.

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

In the second quarter of 2024, we saw strength in Semiconductor Test performance driven by the compute, advanced driver-assistance system ("ADAS"), and memory markets. We expect compute and memory applications to continue to drive meaningful demand in the second half of 2024, helping to offset weakness in the mobility test market. We anticipate an eventual upturn in mobility in 2025.

Our Robotics segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms, and Mobile Industrial Robots A/S (“MiR”), a leading maker of AMRs for industrial automation. The market for our Robotics segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (“SMEs”) throughout the world. Robotics results in the second quarter of 2024 were in line with our revenue forecast, putting us in position for full year growth due to new product offerings and expansion of our Original Equipment Manufacturer (“OEM”) and large account channels, along with increasing recurring revenue through new service and software offerings.

On November 7, 2023, we and Technoprobe S.p.A, (“Technoprobe”), a leader in the design and production of probe cards, announced the establishment of a strategic partnership that will seek to accelerate growth for both companies and enable higher performance semiconductor test interfaces for customers worldwide. As part of the partnership, on May 27, 2024, we made an investment of $524.1 million in exchange for 10% of the issued and outstanding shares of Technoprobe, and we sold our Device Interface Solutions ("DIS") business to Technoprobe in exchange for $85.0 million, net of cash and cash equivalents sold, and a customary working capital adjustment.

Our financial statements are denominated in U.S. dollars. While revenues in our test businesses are predominantly in U.S. dollars, the majority of our Robotics revenue is denominated in foreign currencies. Strengthening of the U.S. dollar would negatively affect Robotics revenue growth in 2024.

Our corporate strategy continues to focus on profitably gaining market share in our test businesses through the introduction of differentiated products that target expanding segments and accelerating growth through continued investment in our Robotics businesses. We have strategically increased engineering and go-to-market spending, primarily in Semiconductor Test and Storage Test, in order to support market share gains. We plan to execute on our strategy while balancing capital allocations between returning capital to our shareholders through stock repurchases and dividends and using capital for opportunistic accretive acquisitions.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the six months ended June 30, 2024, to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as noted below.

Equity method investments

We account for investments using the equity method of accounting when we have significant influence over the financial and operating policies, but not control, of the investee. The equity method investments are initially recorded at cost and included in ‘Equity method investment’ in the consolidated balance sheet. Teradyne will record its share of investee's net income or loss and other comprehensive income, and the amortization of equity method basis difference on a 3-month lag, which is applied consistently from period to period. These results will be reported in ‘Equity in net earnings of affiliate’ in the consolidated statement of operations. We monitor on an ongoing basis our equity method investments for indicators of other-than-temporary declines in fair value below carrying value.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Percentage of revenues:
Revenues:
Products	82%	79%	79%	78%
Services	18	21	21	22
Total revenues	100	100	100	100
Cost of revenues:
Cost of products	34	32	34	32
Cost of services	7	9	9	10
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	42	41	42	42
Gross profit	58	59	58	58
Operating expenses:
Selling and administrative	21	21	23	23
Engineering and development	15	15	16	16
Acquired intangible assets amortization	1	1	1	1
Restructuring and other	—	1	—	1
Gain on sale of business	(8)	—	(4)	—
Total operating expenses	30	38	36	40
Income from operations	29	20	22	18
Non-operating (income) expense:
Interest income	(1)	(1)	(1)	(1)
Interest expense	—	—	—	—
Other (income) expense, net	(1)	—	1	—
Income before income taxes	30	21	22	19
Income tax provision	5	4	3	3
Net income	26%	18%	19%	16%

Results of Operations

Second Quarter 2024 Compared to Second Quarter 2023

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	June 30, 2024	July 2, 2023	Dollar Change
	(in millions)
Semiconductor Test	$542.6	$474.7	$67.9
System Test	60.8	94.3	(33.5)
Robotics	90.2	71.6	18.6
Wireless Test	36.3	43.8	(7.5)
Corporate and Eliminations	—	—	—
	$729.9	$684.4	$45.5

The increase in Semiconductor Test revenues of $67.9 million, or 14.3%, was driven primarily by higher tester sales for computing, ADAS, and memory applications. The decrease in System Test revenues of $33.5 million, or 35.5%, was due principally to lower sales in Storage Test of system level and hard disk drive testers, and reduced sales of Defense/Aerospace and Commercial Board testers. The increase in Robotics revenues of $18.6 million, or 26.0%, was driven predominantly by higher demand for UR’s collaborative robotic arms and MiR’s autonomous mobile robots. The decrease in Wireless Test revenues of $7.5 million, or 17.1% was primarily due to a decrease in cellular and ultra-wide band test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	June 30, 2024	July 2, 2023
Korea	29%	15%
Taiwan	21	15
China	13	13
United States	11	17
Japan	9	13
Europe	8	9
Singapore	2	3
Thailand	2	4
Malaysia	1	5
Philippines	1	4
Rest of World	3	2
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	June 30, 2024	July 2, 2023	Dollar/Point Change
	(in millions)
Gross profit	$425.8	$402.5	$23.3
Percent of total revenues	58.3%	58.8%	(0.5)

Gross profit as a percent of revenue decreased by 0.5 points, primarily due to product mix.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	June 30, 2024	July 2, 2023	Dollar Change
	(in millions)
Selling and administrative	$154.5	$145.7	$8.8
Percent of total revenues	21.2%	21.3%

The increase of $8.8 million in selling and administrative expenses was primarily due to higher spending in Semiconductor Test.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	June 30, 2024	July 2, 2023	Dollar Change
	(in millions)
Engineering and development	$111.8	$105.7	$6.1
Percent of total revenues	15.3%	15.4%

The increase of $6.1 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test.

Restructuring and Other

During the three months ended June 30, 2024, we recorded $2.0 million of severance charges related to headcount reductions of 35 people, primarily in Robotics.

During the three months ended July 2, 2023, we recorded $5.1 million of severance charges related to headcount reductions of 112 people, primarily in Semiconductor Test and Robotics, which included charges related to a voluntary early retirement program for employees meeting certain conditions and a charge of $1.1 million for an increase in environmental liability.

Gain on Sale of Business

During the three months ended June 30, 2024, we recorded a gain of $57.5 million associated with the sale of DIS to Technoprobe.

Interest and Other

	For the Three Months Ended
	June 30, 2024	July 2, 2023	Dollar Change
	(in millions)
Interest income	$(6.7)	$(6.4)	$(0.3)
Interest expense	1.5	1.0	$0.5
Other (income) expense, net	(3.9)	0.8	$(4.7)

Other (income) expense, net reflects a net change of $4.7 million primarily due to the settlement of our call option purchased in connection with the investment in 10% of Technoprobe.

Income (Loss) Before Income Taxes

	For the Three Months Ended
	June 30, 2024	July 2, 2023	Dollar Change
	(in millions)
Semiconductor Test	$158.3	$129.0	$29.3
System Test	5.2	28.6	(23.4)
Wireless Test	10.0	12.0	(2.0)
Robotics	(17.9)	(26.4)	8.5
Corporate and Eliminations (1)	63.8	1.1	62.7
	$219.4	$144.4	$75.0

(1)
Included in Corporate and Eliminations are: interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension, acquisition and divestiture related fees, gain on sale of business, and an expense for the modification of outstanding equity awards.

The change in income before income taxes in Semiconductor Test, System Test, Wireless Test, and Robotics were driven primarily by fluctuations in revenue within each of the businesses. The gain before income taxes in Corporate and Eliminations was primarily due to the sale of DIS to Technoprobe.

Income Taxes

The effective tax rate for the three months ended June 30, 2024, and July 2, 2023, was 15.1% and 16.9%, respectively. The decrease in the effective tax rate from the three months ended July 2, 2023, to the three months ended June 30, 2024, primarily resulted from the benefit of a projected shift in the geographic distribution of income, an increase in benefit related to equity compensation and a reduction in expense related to non-deductible executive compensation. These benefits were partially offset by an increase in expense related to the international provision of the U.S. Tax Cuts and Jobs Act of 2017.

Six Months 2024 Compared to Six Months 2023

Revenues

Revenues by our reportable segments were as follows:

	For the Six Months Ended
	June 30, 2024	July 2, 2023	Dollar Change
	(in millions)
Semiconductor Test	$954.8	$889.7	$65.1
System Test	136.1	168.9	(32.8)
Robotics	177.9	160.8	17.1
Wireless Test	60.9	82.5	(21.6)
Corporate and Eliminations	—	—	—
	$1,329.7	$1,302.0	$27.7

The increase in Semiconductor Test revenues of $65.1 million, or 7.3%, was driven primarily by higher tester sales for computing, ADAS, and memory applications. The decrease in System Test revenues of $32.8 million, or 19.4%, was due principally to lower sales in Storage Test of system level and hard disk drive testers. The increase in Robotics revenues of $17.1 million or 10.6%, was predominantly from higher demand for UR’s collaborative robotic arms and MiR’s autonomous mobile robots. The decrease in Wireless Test revenues of $21.6 million, or 26.2%, was primarily due to a decrease in cellular and ultra-wide band test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Six Months Ended
	June 30, 2024	July 2, 2023
Korea	28%	14%
Taiwan	17	16
United States	14	17
Japan	10	11
China	10	12
Europe	9	10
Philippines	2	5
Singapore	2	5
Malaysia	2	4
Thailand	2	3
Rest of World	4	3
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended
	June 30, 2024	July 2, 2023	Dollar/Point Change
	(in millions)
Gross profit	$765.1	$758.9	$6.2
Percent of total revenues	57.54%	58.29%	(0.748)

Gross profit as a percent of revenue decreased by 0.7 points, primarily due to product mix.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended
	June 30, 2024	July 2, 2023	Dollar Change
	(in millions)
Selling and administrative	$303.7	$296.7	$7.0
Percent of total revenues	22.8%	22.8%

The increase of $7.0 million in selling and administrative expenses was primarily due to higher spending in Semiconductor Test.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended
	June 30, 2024	July 2, 2023	Dollar Change
	(in millions)
Engineering and development	$215.0	$211.5	$3.5
Percent of total revenues	16.2%	16.2%

The increase of $3.5 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test.

Restructuring and Other

During the six months ended June 30, 2024, we recorded $2.2 million of acquisition and divestiture expenses related to the Technoprobe transactions, and $4.2 million of severance and other charges, primarily related to headcount reductions of 66 people, principally in Robotics and Semiconductor Test, which included charges related to a voluntary early retirement program for employees meeting certain conditions.

During the six months ended July 2, 2023, we recorded $7.2 million of severance charges related to headcount reductions of 179 people, primarily in Semiconductor Test and Robotics which included charges related to a voluntary early retirement program for employees meeting certain conditions and a charge of $1.1 million for an increase in environmental liability.

Gain on Sale of Business

During the six months ended June 30, 2024, we recorded a gain of $57.5 million associated with the sale of DIS to Technoprobe.

Interest and Other

	For the Six Months Ended
	June 30, 2024	July 2, 2023	Dollar Change
	(in millions)
Interest income	$(14.6)	$(11.6)	$(3.0)
Interest expense	2.2	2.0	0.2
Other (income) expense, net	8.2	0.9	7.3

Other (income) expense, net increased $7.3 million primarily due to the settlement of our call option purchased in connection with the investment in 10% of Technoprobe.

Income (Loss) Before Income Taxes

	For the Six Months Ended
	June 30, 2024	July 2, 2023	Dollar Change
	(in millions)
Semiconductor Test	$237.7	$225.2	$12.5
System Test	23.6	43.9	(20.3)
Wireless Test	9.1	21.4	(12.3)
Robotics	(31.9)	(44.9)	13.0
Corporate and Eliminations (1)	53.8	(4.1)	57.9
	$292.3	$241.5	$50.8

(1)
Included in Corporate and Eliminations are: interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension, acquisition and divestiture related fees, gain on sale of business, and an expense for the modification of outstanding equity awards.

The change in income before income taxes in Semiconductor Test, System Test, Wireless Test, and Robotics were driven primarily by fluctuations in revenue within each of the businesses. The gain before income taxes in Corporate and Eliminations was primarily due to the sale of DIS to Technoprobe.

Income Taxes

The effective tax rate for the six months ended June 30, 2024, and July 2, 2023, was 14.3% and 15.7%, respectively. The decrease in the effective tax rate from the six months ended July 2, 2023, to the six months ended June 30, 2024, primarily resulted from the benefit of a projected shift in the geographic distribution of income and a reduction in expense related to non-deductible executive compensation. These benefits were partially offset by an increase in expense related to the international provision of the U.S. Tax Cuts and Jobs Act of 2017 and a decrease in benefit related to equity compensation.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $352.9 million in the six months ended June 30, 2024, to $584.3 million.

Operating activities during the six months ended June 30, 2024, provided cash of $223.3 million. Changes in operating assets and liabilities used cash of $65.3 million due to a $14.9 million increase in operating assets and a $50.4 million decrease in operating liabilities.

The increase in operating assets was primarily due to a $54.2 million increase in accounts receivable driven by higher sales in the second quarter of 2024, partially offset by decreases in other assets and inventory of $22.2 million and $17.1 million, respectively.

The decrease in operating liabilities was due to a $30.0 million decrease in accrued employee compensation, $22.0 million decrease in accounts payable, $2.8 million decrease in retirement plans, and $1.0 million decrease in accrued other, partially offset by a $2.7 million increase in deferred revenue and customer advances and a $2.6 million increase in income taxes.

Investing activities during the six months ended June 30, 2024, used cash of $505.1 million due to $524.7 million used for the purchases of investment, $88.9 million used for the purchase of property, plant and equipment, $27.8 million used for the purchase of marketable securities, partially offset by $87.2 million in proceeds from the sale of a business, $26.9 million and $21.3 million in proceeds from the sale of maturities and marketable securities, respectively, and $0.9 million in proceeds from life insurance.

Financing activities during the six months ended June 30, 2024, used cash of $59.3 million due to $185.0 million used for proceeds from borrowings on revolving credit facility of which $185.0 million in payments were paid back in full during the quarter, $37.4 million used for dividend payment, $30.3 million used for the repurchase of 0.3 million shares of common stock at an average price of $101.40 per shares and $13.4 million used for payment related to net settlements of employee stock compensation awards, partially offset by $21.8 million from the issuance of common stock under employee stock purchase and stock option plans.

Operating activities during the six months ended July 2, 2023, provided cash of $162.1 million. Changes in operating assets and liabilities used cash of $121.7 million due to a $46.1 million increase in operating assets and $75.5 million decrease in operating liabilities.

The increase in operating assets was primarily due to a $29.6 million increase in prepayments and other assets due to prepayments to our contract manufacturers, a $13.8 million increase in inventories and a $2.7 million increase in accounts receivable.

The decrease in operating liabilities was due to a $48.9 million decrease in accrued employee compensation, a $34.9 million decrease in deferred revenue and customer advance payments, a $13.6 million decrease in income taxes, and $2.5 million of retirement plan contributions, partially offset by $13.0 million increase in accounts payable and an $11.4 million increase in other accrued liabilities.

Investing activities during the six months ended July 2, 2023, used cash of $121.7 million due to $99.0 million used for purchases of marketable securities and $80.7 million used for purchases of property, plant and equipment, partially offset by $35.6 million and $22.0 million in proceeds from sales and maturities of marketable securities, respectively, and $0.5 million in proceeds from the cancellation of Teradyne owned life insurance policies related to the cash surrender value.

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

In January 2024 and May 2024, our Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three months ended June 30, 2024, were $19.0 million and $37.4 million, respectively.

In January 2023 and May 2023, our Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three months ended July 2, 2023, were $17.0 million and $34.2 million, respectively.

In January 2023, our Board of Directors cancelled the 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock.

During the six months ended June 30, 2024, we repurchased 0.3 million shares of common stock for $30.3 million, which excludes related excise tax, at an average price of $101.40 per share. We intend to repurchase up to $90.0 million of common stock in 2024 subject to market conditions. The cumulative repurchases under the 2023 repurchase program as of June 30, 2024, were 4.2 million shares of common stock for $430.8 million, which excludes related excise tax, at an average price per share of $102.39. During the six months ended July 2, 2023, we repurchased 2.2 million shares of common stock for $227.8 million, which excludes related excise tax, at an average price of $107.50 per share.

While we have previously declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400.0 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. On November 7, 2023, the Credit Agreement was amended to allow for the purchase of the shares of Technoprobe. On May 16, 2024, the Company borrowed $185.0 million under the credit agreement to fund the acquisition of 10% of the issued and outstanding shares of Technoprobe. The Company has fully repaid its borrowings on the revolving credit facility prior to June 30, 2024. As of August 2, 2024, there are no outstanding borrowings under the credit facility.

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

In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires expanded disclosures relating to the tax rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit) and income tax expense (benefit), requiring a greater disaggregation of information for each. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The amendments in this update should be applied on a prospective basis, but retrospective application is permitted. This ASU will have no impact on results of operations, cash flows or financial condition.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Part 2 Item 7A, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024. There were no material changes in our exposure to market risk from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to other information set forth in this Form 10-Q, including the risk discussed below, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2023, Teradyne’s Board of Directors cancelled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the six months ended June 30, 2024, we repurchased 0.3 million shares of common stock for a total cost of $30.3 million at an average price of $101.40 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes. During the six months ended July 2, 2023, we repurchased 2.2 million shares of common stock for $229.5 million at an average price of $102.35 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended June 30, 2024, (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)
April 1, 2024 - April 28, 2024	66		$100.70		65	$1,570,824
April 29, 2024 - May 26, 2024	14		$123.17		13	$1,569,191
May 27, 2024 - June 30, 2024	1		$141.02		-	$1,569,191
	81	(1)	105.11	(1)	78

(1)
Includes approximately three thousand shares at an average price of $124.53 withheld from employees for the payment of taxes.
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

Item 4: Mine Safety Disclosures

Not Applicable

Item 5: Other Information

10b 5-1 Trading Plans

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended June 30, 2024, the following Section 16 Officers or directors adopted, modified or terminated Rule 10b5-1 trading plans:

Sanjay Mehta, Chief Financial Officer and Treasurer

Sanjay Mehta, our Vice President, Chief Financial Officer and Treasurer, entered into a new Rule 10b5-1 trading plan on May 20, 2024. The Rule 10b5-1 trading plan provides that Mr. Mehta, acting through a broker, may sell up to an aggregate of 28,049 shares. Subject to price limits, the first trade under Mr. Mehta's Rule 10b5-1 trading plan is scheduled for August 20, 2024. Mr. Mehta's plan is scheduled to terminate on May 19, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Mehta or the broker, or as otherwise provided in the plan.

Gregory Smith, President and Chief Executive Officer

Gregory Smith, our President and Chief Executive Officer, entered into a new Rule 10b5-1 trading plan on June 7, 2024. The Rule 10b5-1 trading plan provides that Mr. Smith, acting through a broker, may sell up to an aggregate of 15,400 shares. Subject to price limits, the first trade under Mr. Smith’s Rule 10b5-1 trading plan is scheduled for September 6, 2024. Mr. Smith’s plan is scheduled to terminate on January 31, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Smith or the broker, or as otherwise provided in the plan.

Item 6: Exhibits

Exhibit Number	Description

10.1

Third Amendment to Credit Agreement dated November 7, 2023 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto (filed herewith)

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

TERADYNE, INC.
Registrant

/s/ SANJAY MEHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) August 2, 2024