Form 10-Q
period 2024-09-29
TERADYNE, INC
filed 2024-11-01
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

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

The number of shares outstanding of the registrant’s only class of Common Stock as of October 28, 2024, was 162,861,462 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 29, 2024	December 31, 2023
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$510,036	$757,571
Marketable securities	41,631	62,154
Accounts receivable, less allowance for credit losses of $1,972 and $1,988 at September 29, 2024 and December 31, 2023, respectively	484,376	422,124
Inventories, net	297,340	309,974
Prepayments	489,548	548,970
Other current assets	15,935	37,992
Current assets held for sale	—	23,250
Total current assets	1,838,866	2,162,035
Property, plant and equipment, net	491,704	445,492
Operating lease right-of-use assets, net	70,784	73,417
Marketable securities	125,944	117,434
Deferred tax assets	201,881	175,775
Retirement plans assets	13,114	11,504
Equity method investment	538,351	—
Other assets	48,384	38,580
Acquired intangible assets, net	21,288	35,404
Goodwill	419,412	415,652
Long-term assets held for sale	—	11,531
Total assets	$3,769,728	$3,486,824
LIABILITIES
Current liabilities:
Accounts payable	$158,459	$180,131
Accrued employees’ compensation and withholdings	159,794	191,750
Deferred revenue and customer advances	99,776	99,804
Other accrued liabilities	105,150	114,712
Operating lease liabilities	19,175	17,522
Income taxes payable	52,542	48,653
Current liabilities held for sale	—	7,379
Total current liabilities	594,896	659,951
Retirement plans liabilities	137,735	132,090
Long-term deferred revenue and customer advances	41,135	37,282
Long-term other accrued liabilities	8,373	19,998
Deferred tax liabilities	164	183
Long-term operating lease liabilities	60,287	65,092
Long-term incomes taxes payable	24,596	44,331
Long-term liabilities held for sale	—	2,000
Total liabilities	867,186	960,927
Commitments and contingencies (Note R)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 162,959 and 152,698 shares issued and outstanding at September 29, 2024, and December 31, 2023, respectively	20,370	19,087
Additional paid-in capital	1,896,161	1,827,274
Accumulated other comprehensive loss	(4,028)	(26,978)
Retained earnings	990,039	706,514
Total shareholders’ equity	2,902,542	2,525,897
Total liabilities and shareholders’ equity	$3,769,728	$3,486,824

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands, except per share amount)		(in thousands, except per share amount)
Revenues:
Products	$612,871	$551,982	$1,668,181	$1,565,776
Services	124,427	151,750	398,815	439,923
Total revenues	737,298	703,732	2,066,996	2,005,699
Cost of revenues:
Cost of products	253,129	239,827	704,129	655,502
Cost of services	47,655	65,614	161,228	192,993
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	300,784	305,441	865,357	848,495
Gross profit	436,514	398,291	1,201,639	1,157,204
Operating expenses:
Selling and administrative	157,649	138,330	461,307	434,979
Engineering and development	117,474	104,413	332,489	315,881
Acquired intangible assets amortization	4,748	4,720	14,108	14,348
Restructuring and other	4,578	6,856	11,018	15,251
Gain on sale of business	—	—	(57,486)	—
Total operating expenses	284,449	254,319	761,436	780,459
Income from operations	152,065	143,972	440,203	376,745
Non-operating (income) expense:
Interest income	(5,076)	(6,873)	(19,658)	(18,486)
Interest expense	808	963	2,998	2,994
Other (income) expense, net	(2,651)	5,602	5,574	6,470
Income before income taxes and equity in net earnings of affiliate	158,984	144,280	451,289	385,767
Income tax provision	12,260	16,164	54,095	54,069
Income before equity in net earnings of affiliate	146,724	128,116	397,194	331,698
Equity in net earnings of affiliate	(1,075)	—	(1,075)	—
Net income	$145,649	$128,116	$396,119	$331,698
Net income per common share:
Basic	$0.89	$0.83	$2.51	$2.14
Diluted	$0.89	$0.78	$2.42	$2.01
Weighted average common shares—basic	163,002	153,762	157,951	154,809
Weighted average common shares—diluted	164,253	164,050	163,357	165,037

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)		(in thousands)
Net income	$145,649	$128,116	$396,119	$331,698
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, and $0, respectively	37,838	(14,325)	22,751	(2,073)
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $609, $(731), $205, and $(408), respectively	2,507	(2,628)	885	(903)
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $(2), $0, $24, and $9, respectively	(7)	—	86	33
	2,500	(2,628)	971	(870)
Cash flow hedges:
Unrealized (losses) gains arising during period, net of tax of $(73), $728, $285, and $1,816, respectively	(260)	2,590	1,014	6,456
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $0, $(869), $(500) and $(441) respectively	—	(3,091)	(1,780)	(1,567)
	(260)	(501)	(766)	4,889
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(1), and $(1), respectively	(2)	(2)	(6)	(6)
Other comprehensive income (loss)	40,076	(17,456)	22,950	1,940
Comprehensive income	$185,725	$110,660	$419,069	$333,638

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Shareholders' Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
For the Three Months Ended September 29, 2024
Balance, June 30, 2024	161,802	$20,225	$1,865,351	$(44,104)	$889,340	$2,730,812
Net issuance of common stock under stock-based plans	130	17	14,966			14,983
Stock-based compensation expense			15,999			15,999
Warrant exercises	1,223	153	(155)			(2)
Repurchase of common stock	(196)	(25)			(25,376)	(25,401)
Cash dividends ($0.12 per share)					(19,574)	(19,574)
Net income					145,649	145,649
Other comprehensive income (loss)				40,076		40,076
Balance, September 29, 2024	162,959	$20,370	$1,896,161	$(4,028)	$990,039	$2,902,542
For the Three Months Ended October 1, 2023
Balance, July 2, 2023	154,148	$19,269	$1,784,590	$(30,472)	$661,496	$2,434,883
Net issuance of common stock under stock-based plans	207	26	17,180			17,206
Stock-based compensation expense			14,367			14,367
Repurchase of common stock	(1,120)	(141)			(118,766)	(118,907)
Cash dividends ($0.11 per share)					(16,909)	(16,909)
Settlements of convertible notes	210	25	(25)			—
Exercise of convertible notes hedge call options	(210)	(25)	25			—
Net income					128,116	128,116
Other comprehensive income (loss)				(17,456)		(17,456)
Balance, October 1, 2023	153,235	$19,154	$1,816,137	$(47,928)	$653,937	$2,441,300

	Shareholders' Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
For the Nine Months Ended September 29, 2024
Balance, December 31, 2023	152,698	$19,087	$1,827,274	$(26,978)	$706,514	$2,525,897
Net issuance of common stock under stock-based plans	720	91	23,340			23,431
Stock-based compensation expense			46,817			46,817
Warrant exercises	10,036	1,254	(1,270)			(16)
Repurchase of common stock	(495)	(62)			(55,630)	(55,692)
Cash dividends ($0.36 per share)					(56,964)	(56,964)
Net income					396,119	396,119
Other comprehensive income (loss)				22,950		22,950
Balance, September 29, 2024	162,959	$20,370	$1,896,161	$(4,028)	$990,039	$2,902,542
For the Nine Months Ended October 1, 2023
Balance, December 31, 2022	155,759	$19,470	$1,755,963	$(49,868)	$725,729	$2,451,294
Net issuance of common stock under stock-based plans	838	104	13,399			13,503
Stock-based compensation expense			46,775			46,775
Repurchase of common stock	(3,362)	(420)			(352,371)	(352,791)
Cash dividends ($0.33 per share)					(51,119)	(51,119)
Settlements of convertible notes	585	72	(72)			—
Exercise of convertible notes hedge call options	(585)	(72)	72			—
Net income					331,698	331,698
Other comprehensive income (loss)				1,940		1,940
Balance, October 1, 2023	153,235	$19,154	$1,816,137	$(47,928)	$653,937	$2,441,300

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 29, 2024	October 1, 2023
	(in thousands)
Cash flows from operating activities:
Net income	$396,119	$331,698
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	74,480	68,858
Stock-based compensation	45,267	45,236
Provision for excess and obsolete inventory	15,516	23,069
Amortization	14,133	14,083
Losses (gains) on investments	10,139	(3,159)
Equity in net earnings of affiliate	1,075	—
Gain on sale of business	(57,486)	—
Deferred taxes	(26,261)	(24,026)
Retirement plan actuarial losses (gains)	(2,512)	—
Other	(5,041)	(13)
Changes in operating assets and liabilities
Accounts receivable	(65,266)	30,191
Inventories	11,127	6,395
Prepayments and other assets	61,438	(63,982)
Accounts payable and other liabilities	(63,666)	3,999
Deferred revenue and customer advances	3,624	(49,517)
Retirement plans contributions	(4,169)	(3,698)
Income taxes	(18,898)	(42,683)
Net cash provided by operating activities	389,619	336,451
Cash flows from investing activities:
Purchases of property, plant and equipment	(140,710)	(115,306)
Purchase of investment in a business	(527,060)	—
Purchases of marketable securities	(35,097)	(137,786)
Issuance of convertible loan	—	(5,000)
Proceeds from the sale of a business, net of cash and cash equivalents sold	90,348	—
Proceeds from maturities of marketable securities	33,163	71,447
Proceeds from sales of marketable securities	23,600	36,963
Proceeds from insurance	873	460
Net cash used for investing activities	(554,883)	(149,222)
Cash flows from financing activities:
Repayments of borrowings on revolving credit facility	(185,000)	—
Dividend payments	(56,936)	(51,081)
Repurchase of common stock	(55,053)	(346,492)
Payments related to net settlement of employee stock compensation awards	(13,833)	(20,586)
Payments of convertible debt principal	—	(26,735)
Proceeds from borrowings on revolving credit facility	185,000	—
Issuance of common stock under stock purchase and stock option plans	37,265	34,084
Net cash used for financing activities	(88,557)	(410,810)
Effects of exchange rate changes on cash and cash equivalents	6,286	5,769
Decrease in cash and cash equivalents	(247,535)	(217,812)
Cash and cash equivalents at beginning of period	757,571	854,773
Cash and cash equivalents at end of period	$510,036	$636,961
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$3,679	$2,392

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. THE COMPANY

Teradyne, Inc. (“Teradyne”) is a leading global supplier of automated test equipment and robotics solutions. Teradyne designs, develops, manufactures, and sells automated test systems and robotics products. Teradyne’s automated test systems are used to test semiconductors, wireless products, data storage and complex electronics systems in many industries including consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Teradyne’s robotics products include collaborative robotic arms, autonomous mobile robots, and advanced robotic control software used by global manufacturing, logistics and industrial customers to improve quality, increase manufacturing and material handling efficiency, and decrease manufacturing and logistics costs. Teradyne’s automated test equipment and robotics products and services include:

•
semiconductor test (“Semiconductor Test”) systems;
•
storage and system level test (“Integrated System Test” formerly "Storage Test") systems, defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”);
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

Equity Method Investments

Teradyne accounts for investments using the equity method of accounting when it has significant influence over the financial and operating policies, but not control, of the investee. The equity method investments are initially recorded at cost and included in ‘Equity method investment’ in the consolidated balance sheet. Teradyne records its share of investee's net income or loss and other comprehensive income, and the amortization of equity method basis difference, calculated as the difference between the investment and the amount of underlying equity in net assets acquired, on a 3-month lag, which is applied consistently from period to period. Teradyne's share of investee's net income and the amortization of equity method basis difference are reported in ‘Equity in net earnings of affiliate’ in the consolidated statement of operations. Teradyne includes its share of investee's other comprehensive income and a cumulative translation adjustment in the consolidated statements of comprehensive income. Teradyne monitors on an ongoing basis its equity method investments for indicators of other-than-temporary declines in fair value below carrying value.

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

	Semiconductor Test		System Test	Robotics		Wireless Test
	System on-a-Chip	Memory		Universal Robots	Mobile Industrial Robots		Total
	(in thousands)
For the Three Months Ended September 29, 2024 (1)
Timing of Revenue Recognition
Point in Time	$323,507	$143,581	$55,611	$71,607	$15,065	$29,465	$638,836
Over Time	68,848	6,798	17,701	1,811	168	3,136	98,462
Total	$392,355	$150,379	$73,312	$73,418	$15,233	$32,601	$737,298
Geographical Market
Asia Pacific	$364,476	$137,890	$29,277	$10,873	$2,960	$24,342	$569,818
Americas	17,150	1,325	39,919	32,315	8,460	5,515	104,684
Europe, Middle East and Africa	10,729	11,164	4,116	30,230	3,813	2,744	62,796
Total	$392,355	$150,379	$73,312	$73,418	$15,233	$32,601	$737,298

For the Three Months Ended October 1, 2023 (1)
Timing of Revenue Recognition
Point in Time	$330,846	$86,247	$66,418	$68,938	$14,012	$32,638	$599,099
Over Time	73,264	7,506	16,785	1,607	1,135	4,336	104,633
Total	$404,110	$93,753	$83,203	$70,545	$15,147	$36,974	$703,732
Geographical Market
Asia Pacific	$360,375	$91,352	$40,464	$15,430	$3,180	$24,727	$535,528
Americas	24,752	1,356	35,888	26,073	7,154	10,139	105,362
Europe, Middle East and Africa	18,983	1,045	6,851	29,042	4,813	2,108	62,842
Total	$404,110	$93,753	$83,203	$70,545	$15,147	$36,974	$703,732

For the Nine Months Ended September 29, 2024 (2)
Timing of Revenue Recognition
Point in Time	$896,635	$367,679	$157,203	$210,222	$49,850	$82,652	$1,764,241
Over Time	211,612	21,626	52,232	5,542	938	10,805	302,755
Total	$1,108,247	$389,305	$209,435	$215,764	$50,788	$93,457	$2,066,996
Geographical Market
Asia Pacific	$1,016,674	$357,993	$76,317	$37,254	$11,361	$70,776	$1,570,375
Americas	59,912	13,631	105,197	82,220	28,195	16,240	305,395
Europe, Middle East and Africa	31,661	17,681	27,921	96,290	11,232	6,441	191,226
Total	$1,108,247	$389,305	$209,435	$215,764	$50,788	$93,457	$2,066,996

For the Nine Months Ended October 1, 2023 (2)
Timing of Revenue Recognition
Point in Time	$886,201	$260,052	$200,076	$194,698	$42,748	$108,262	$1,692,038
Over Time	219,436	21,890	52,030	5,731	3,364	11,210	313,661
Total	$1,105,638	$281,942	$252,106	$200,429	$46,112	$119,472	$2,005,699
Geographical Market
Asia Pacific	$946,696	$270,297	$121,698	$43,530	$6,973	$70,320	$1,459,514
Americas	98,511	8,586	105,031	69,346	25,051	42,476	349,001
Europe, Middle East and Africa	60,431	3,059	25,377	87,553	14,088	6,676	197,184
Total	$1,105,638	$281,942	$252,106	$200,429	$46,112	$119,472	$2,005,699

(1)
Includes $0.8 million and $1.4 million in 2024, and 2023, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers.”
(2)
Includes $2.5 million and $3.9 million in 2024 and 2023, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers.”

Contract Balances

During the three and nine months ended September 29, 2024, Teradyne recognized $13.4 million and $60.2 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. During the three and nine months ended October 1, 2023, Teradyne recognized $21.9 million and $91.3 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of September 29, 2024, Teradyne had $1,045.4 million of unsatisfied performance obligations. Teradyne expects to recognize approximately 93% of the remaining performance obligations in the next 12 months and the remainder in 1-3 years.

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	September 29, 2024	December 31, 2023
	(in thousands)
Maintenance, service and training	$57,866	$66,458
Customer advances, undelivered elements and other	44,116	35,731
Extended warranty	38,929	34,897
Total deferred revenue and customer advances	$140,911	$137,086

Accounts Receivable

During the three and nine months ended September 29, 2024, and October 1, 2023, Teradyne sold certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. During the three months ended September 29, 2024, and October 1, 2023, total trade accounts receivable sold under the factoring agreements were $36.1 million and $94.1 million, respectively. During the nine months ended September 29, 2024, and October 1, 2023, total trade accounts receivable sold under the factoring agreements were $116.8 million and $191.2 million, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by operating activities in the consolidated statements of cash flows.

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

F. EQUITY METHOD INVESTMENT

On May 27, 2024, Teradyne paid $524.1 million to purchase a combination of previously issued and outstanding shares and shares newly issued by Technoprobe, S.p.A. ("Technoprobe"). The shares purchased represent 10% of the issued and outstanding shares of Technoprobe. Teradyne also received a board seat as part of the purchase. Teradyne accounts for this investment using the equity method as a result of being able to exercise significant influence over the operating and financial decisions of Technoprobe. As of September 29, 2024, $538.4 million was recorded as 'Equity method investment' in the consolidated balance sheets.

(in thousands)
Balance at June 30, 2024	$524,060
Other comprehensive income related to investment	15,366
Equity in net earnings of affiliate	(1,075)
Balance at September 29, 2024	$538,351

Based on the quoted closing price of Technoprobe stock as of September 29, 2024, the fair value of the publicly traded investment was $471.8 million, and there was no other-than-temporary impairment identified.

Teradyne's equity method basis difference was calculated as the difference between the investment and the amount of underlying equity in net assets acquired. The equity method basis difference calculated at acquisition attributable to developed technology, customer relationships, trade name, property, plant and equipment, inventory, and deferred tax liability was $204.7 million. The basis differences, net of tax, will be amortized over their estimated useful lives.

Teradyne made an accounting policy election to report its share of Technoprobe's results on a 3-month lag, which is applied consistently from period to period. Teradyne records its share of Technoprobe's net income or loss and the amortization of equity method basis difference, as 'Equity in net earnings of affiliate' in the consolidated statements of operations. Teradyne includes its share of Technoprobe's other comprehensive income and a cumulative translation adjustment in the consolidated statements of comprehensive income.

G. INVENTORIES

Inventories, net consisted of the following at September 29, 2024, and December 31, 2023:

	September 29, 2024	December 31, 2023
	(in thousands)
Raw material	$216,019	$258,422
Work-in-process	48,249	26,851
Finished goods	33,072	24,701
Total inventories, net (1)	$297,340	$309,974

(1)
Inventories, net at December 31, 2023, exclude $18.0 million of primarily work-in-process inventories, net classified as assets held for sale. See Note E: "Dispositions" for additional information.

Inventory reserves at September 29, 2024, and December 31, 2023, were $140.5 million and $136.0 million, respectively.

H. FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

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

During the three and nine months ended September 29, 2024, and October 1, 2023, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Realized gains recorded in the three and nine months ended September 29, 2024, were $0.8 million and $2.1 million, respectively. Realized gains recorded in the three and nine months ended October 1, 2023, were $0.1 million and $0.6 million, respectively. Realized losses recorded in the three and nine months ended September 29, 2024, were $0.0 million and $0.3 million, respectively. Realized losses recorded in the three and nine months ended October 1, 2023, were $0.0 million and $0.3 million, respectively. Realized gains and losses are included in 'Other (income) expense, net' in the consolidated statement of operations.

Unrealized gains on equity securities recorded in the three and nine months ended September 29, 2024, were $2.2 million and $5.4 million, respectively. Unrealized gains on equity securities recorded in the three and nine months ended October 1, 2023, were $0.0 million and $4.6 million, respectively. There were no unrealized losses on equity securities recorded in the three and nine months ended September 29, 2024. Unrealized losses on equity securities recorded in the three and nine months ended October 1, 2023, were $1.7 million. Unrealized gains and losses on equity securities are included in 'Other (income) expense, net' in the consolidated statement of operations.

Unrealized gains and losses on available-for-sale debt securities are included in 'Accumulated other comprehensive income (loss)' in the consolidated balance sheet.

The cost of securities sold is based on average cost.

The following tables set forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 29, 2024, and December 31, 2023.

	September 29, 2024
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$198,946	$—	$—	$198,946
Cash equivalents	308,000	3,090	—	311,090
Available-for-sale securities:
U.S. Treasury securities	—	41,833	—	41,833
Corporate debt securities	—	37,149	—	37,149
Certificates of deposit and time deposits	—	21,741	—	21,741
Debt mutual funds	8,640	—	—	8,640
U.S. government agency securities	—	3,931	—	3,931
Non-U.S. government securities	—	801	—	801
Equity securities:
Mutual funds	53,480	—	—	53,480
	$569,066	$108,545	$—	$677,611
Derivative assets	—	332	—	332
Total	$569,066	$108,877	$—	$677,943
Liabilities
Derivative liabilities	—	1,435	—	$1,435
Total	$—	$1,435	$—	$1,435

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$506,946	$3,090	$—	$510,036
Marketable securities	—	41,631	—	41,631
Long-term marketable securities	62,120	63,824	—	125,944
Other current assets	—	332	—	332
Total	$569,066	$108,877	$—	$677,943
Liabilities
Other current liabilities	—	1,435	—	1,435
Total	$—	$1,435	$—	$1,435

	December 31, 2023
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$298,156	$—	$—	$298,156
Cash equivalents	453,298	6,117	—	459,415
Available-for-sale securities:
Corporate debt securities	—	52,734	—	52,734
U.S. Treasury securities	—	41,808	—	41,808
Certificates of deposit and time deposits	—	21,772	—	21,772
Debt mutual funds	8,773	—	—	8,773
U.S. government agency securities	—	4,892	—	4,892
Commercial paper	—	1,667	—	1,667
Non-U.S. government securities	—	810	—	810
Equity securities:
Mutual Funds	47,132	—	—	47,132
	$807,359	$129,800	$—	$937,159
Derivative assets	—	18,746	—	18,746
Total	$807,359	$148,546	$—	$955,905
Liabilities
Derivative liabilities	—	2,545	—	2,545
Total	$—	$2,545	$—	$2,545

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$751,454	$6,117	$—	$757,571
Marketable securities	—	62,154	—	62,154
Long-term marketable securities	55,905	61,529	—	117,434
Other current assets	—	18,746	—	18,746
Total	$807,359	$148,546	$—	$955,905
Liabilities
Other current liabilities	$—	$2,545	$—	$2,545
Total	$—	$2,545	$—	$2,545

The carrying amounts and fair values of Teradyne’s financial instruments at September 29, 2024, and December 31, 2023, were as follows:

	September 29, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$510,036	$510,036	$757,571	$757,571
Marketable securities	167,575	167,575	179,588	179,588
Derivative assets	332	332	18,746	18,746
Liabilities
Derivative liabilities	1,435	1,435	2,545	2,545

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of available-for-sale marketable securities at September 29, 2024:

	September 29, 2024
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$45,522	$106	$(3,795)	$41,833	$22,985
Corporate debt securities	$39,986	$323	$(3,160)	$37,149	$25,248
Certificates of deposit and time deposits	21,741	—	—	21,741	—
Debt mutual funds	8,846	—	(206)	8,640	3,319
U.S. government agency securities	3,921	11	(1)	3,931	876
Non-U.S. government securities	801	—	—	801	—
	$120,817	$440	$(7,162)	$114,095	$52,428

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$41,673	20	$(62)	$41,631	$9,973
Long-term marketable securities	79,144	420	(7,100)	72,464	42,455
	$120,817	$440	$(7,162)	$114,095	$52,428

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2023:

	December 31, 2023
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Corporate debt securities	$56,458	$201	$(3,925)	$52,734	$44,263
U.S. Treasury securities	45,725	14	(3,931)	41,808	35,080
Certificates of deposit and time deposits	21,772	—	—	21,772	—
Debt mutual funds	9,081	—	(308)	8,773	3,303
U.S. government agency securities	4,898	—	(6)	4,892	4,892
Commercial paper	1,633	34	—	1,667	—
Non-U.S. government securities	810	—	—	810	—
	$140,377	$249	$(8,170)	$132,456	$87,538

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$62,385	$36	$(267)	62,154	$34,844
Long-term marketable securities	77,992	213	(7,903)	70,302	52,694
	$140,377	$249	$(8,170)	$132,456	$87,538

As of September 29, 2024, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $8.3 million and $44.1 million, respectively. As of December 31, 2023, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $22.3 million and $65.2 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at September 29, 2024, and December 31, 2023, were not other than temporary.

The contractual maturities of investments in available-for-sale securities held at September 29, 2024, were as follows:

	September 29, 2024
	Cost	Fair Market Value
	(in thousands)
Due within one year	$41,673	$41,631
Due after 1 year through 5 years	25,690	25,729
Due after 5 years through 10 years	7,950	7,908
Due after 10 years	36,658	30,187
Total	$111,971	$105,455

Contractual maturities of investments in available-for-sale securities held at September 29, 2024, exclude debt mutual funds with a fair market value of $8.6 million as they do not have a contractual maturity date.

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

At September 29, 2024, and December 31, 2023, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Net Notional Value
	September 29, 2024	December 31, 2023
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Taiwan dollar	29.6	42.7
U.S. dollar/Japanese yen	21.7	11.0
U.S. dollar/Korean won	8.9	7.2
U.S. dollar/British pound sterling	1.0	1.5
U.S. dollar/Danish krone	—	36.0
Danish krone/U.S. dollar	25.7	0.7
Euro/U.S. dollar	24.8	25.3
Singapore dollar/U.S. dollar	23.0	16.6
Philippine peso/U.S. dollar	9.7	10.1
Chinese yuan/U.S. dollar	1.7	1.0
Total	$146.1	$152.1

The fair value of the outstanding contracts was a net loss of $0.8 million and a net loss of $1.8 million at September 29, 2024, and December 31, 2023, respectively.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in 'Other (income) expense, net' in the consolidated statement of operations.

At September 29, 2024, and December 31, 2023, Teradyne had the following cash flow hedge contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	Net Notional Value
	September 29, 2024	December 31, 2023
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$12.1	$35.5
Total	$12.1	$35.5

The fair value of the outstanding cash flow hedge contracts was a loss of $0.3 million and a gain of $0.6 million at September 29, 2024, and December 31, 2023, respectively.

Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity, the gains or losses associated with cash flow hedge contracts are recorded to revenue.

On November 7, 2023, in connection with Teradyne's agreement to acquire 10% investment in Technoprobe S.p.A, Teradyne purchased a call option to buy 481.0 million Euros. The expiration date of the option was April 26, 2024. On April 12, 2024, Teradyne entered into a forward to buy 481.0 million Euros which expired on May 23, 2024. At December 31, 2023, the fair value of the outstanding contract was $17.4 million. For the nine months ended September 29, 2024, a realized loss of $9.8 million was recorded in 'Other (income) expense, net' in the consolidated statement of operations.

The following table summarizes the fair value of derivative instruments as of September 29, 2024, and December 31, 2023:

	Balance Sheet Location	September 29, 2024	December 31, 2023
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	332	733
Foreign exchange forward contracts	Other current liabilities	(1,102)	(2,545)
Foreign exchange option contracts	Other current assets	—	17,364
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	648
Foreign exchange forward contracts	Other current liabilities	(333)	—
Total derivatives		$(1,103)	$16,200

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and nine months ended September 29, 2024, and October 1, 2023:

		For the Three Months Ended		For the Nine Months Ended
	Location of (Gains) Losses Recognized in Statement of Operations	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
		(in thousands)		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	Other (income) expense, net	$4,829	$(1,886)	$686	$(4,667)
Foreign exchange option contracts	Other (income) expense, net	—	—	9,764	—
Derivatives designated as hedging instruments:
Foreign exchange forward and option contracts	Revenue	—	(3,960)	(2,280)	(2,008)
Total Derivatives		$4,829	$(5,846)	$8,170	$(6,675)

(1)
The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and nine months ended September 29, 2024, net losses (gains) from remeasurement of monetary assets and liabilities denominated in foreign currencies were $(2.9) million and $3.1 million, respectively. For the three and nine months ended October 1, 2023, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $5.3 million and $12.3 million, respectively.

See Note I: “Debt” regarding derivatives related to the convertible senior notes.

I. DEBT

Convertible Senior Notes

On December 12, 2016, Teradyne completed a private offering of $460.0 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) and received net proceeds, after issuance costs, of approximately $450.8 million, $33.0 million of which was used to pay the net cost of the convertible note hedge transactions and $50.1 million of which was used to repurchase 2.0 million shares of Teradyne’s common stock under its existing stock repurchase program from purchasers of the Notes in privately negotiated transactions effected through one of the initial purchasers or its affiliates conducted concurrently with the pricing of the Note offering. The Notes bore interest at a rate of 1.25% per year, payable semiannually in arrears on June 15 and December 15 of each year. The Notes matured on December 15, 2023.

Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes. Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. These transactions have been accounted for as an adjustment to Teradyne's shareholders’ equity. The Warrant Transactions, which began expiring March 18, 2024, and continued to expire through July 10, 2024, covered, subject to customary anti-dilution adjustments, approximately 1.3 million shares of common stock. During the three and nine months ended September 29, 2024, 1.3 million and 14.7 million warrants expired, resulting in the issuance of 1.2 million and 10.0 million shares of Teradyne common stock, respectively. As of the final date of expiration, July 10, 2024, the strike price of the warrants was approximately $39.35 per shares.

The Warrant Transactions resulted in additional shares of Teradyne’s common stock being issued to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

The interest expense on Teradyne's senior notes for three and nine months ended October 1, 2023, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)		(in thousands)
Contractual interest expense on the coupon	$—	$74	$—	$312
Amortization of debt issuance fees recognized as interest expense	—	—	—	113
Total interest expense on the convertible debt	$—	$74	$—	$425

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

The Credit Agreement contains customary events of default, representations, warranties, and affirmative and negative covenants that, among other things, limit Teradyne’s ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured at the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio.

The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.

On May 16, 2024, Teradyne borrowed $185.0 million under the Credit Agreement to support the acquisition of 10% of the issued and outstanding shares of Technoprobe. Teradyne fully repaid its borrowings on the revolving credit facility prior to September 29, 2024. There was no outstanding revolver balance as of September 29, 2024.

As of November 1, 2024, the Credit Facility was undrawn, and Teradyne was in compliance with all covenants under the Credit Agreement.

J. PREPAYMENTS

Prepayments consist of the following:

	September 29, 2024	December 31, 2023
	(in thousands)
Contract manufacturer and supplier prepayments	$439,647	$502,257
Prepaid taxes	20,734	16,083
Prepaid maintenance and other services	19,040	17,592
Other prepayments	10,127	13,038
Total prepayments (1)	$489,548	$548,970

(1)
Excludes $5.3 million at December 31, 2023, of contract manufacturer and supplier prepayments, classified as assets held for sale. See Note E: “Dispositions” for additional information.

K. PRODUCT WARRANTY

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)		(in thousands)
Balance at beginning of period	$15,244	$12,543	$15,698	$14,181
Accruals for warranties issued during the period	2,149	8,859	8,331	16,237
Accruals related to pre-existing warranties	(545)	(795)	(1,513)	(1,552)
Settlements made during the period	(2,990)	(5,892)	(8,658)	(14,151)
Balance at end of period	$13,858	$14,715	$13,858	$14,715

When Teradyne receives revenue for extended warranties beyond one year it is treated as a separate performance obligation and deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)		(in thousands)
Balance at beginning of period	$33,512	$44,422	$34,897	$56,180
Deferral of new extended warranty revenue	9,714	2,734	22,316	11,615
Recognition of extended warranty deferred revenue	(4,297)	(8,313)	(18,284)	(28,952)
Balance at end of period	$38,929	$38,843	$38,929	$38,843

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

If a PRSU recipient’s employment ends prior to the determination of the performance percentage due to (1) death or (2) after attaining both at least age sixty and at least ten years of service, retirement or termination other than for cause, then all or a portion of the recipient’s PRSUs (based on the actual performance percentage achieved on the determination date) will vest on the date the performance percentage is determined. Except as set forth in the preceding sentence, no PRSUs will vest if the executive officer is no longer an employee at the end of the three-year period. Stock options to purchase Teradyne’s common stock at 100% of the fair market value on the grant date vest in equal annual installments over four years from the grant date and have a maximum term of seven years.

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

During the nine months ended September 29, 2024, and October 1, 2023, Teradyne granted 0.6 million and 0.5 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $95.98 and $102.66, respectively, and less than 0.1 million and 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $120.38 and $90.50, respectively.

During the nine months ended September 29, 2024, and October 1, 2023, Teradyne granted 0.1 million and 0.1 million of PBIT PRSUs with a weighted average grant date fair value of $94.51 and $102.91, respectively.

During the nine months ended September 29, 2024, and October 1, 2023, Teradyne granted 0.1 million and 0.1 million of TSR PRSUs, with a weighted average grant date fair value of $102.51 and $139.04, respectively. The grant date fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Nine Months Ended
	September 29, 2024	October 1, 2023
Risk-free interest rate	3.9%	4.0%
Teradyne volatility-historical	42.4%	49.7%
NYSE Composite Index volatility-historical	15.6%	24.1%
Dividend yield	0.5%	0.4%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the applicable grant. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant dates, which have a weighted average grant date stock price of $95.83 for the 2024 grants, and an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $104.12 for the 2023 grant.

During the nine months ended September 29, 2024, and October 1, 2023, Teradyne granted 0.1 million and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $37.50 and $41.23, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	September 29, 2024	October 1, 2023
Expected life (years)	4.0	4.0
Risk-free interest rate	4.0%	3.8%
Volatility-historical	46.3%	46.6%
Dividend yield	0.5%	0.4%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $95.14 for the 2024 grant and an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $104.15 for the 2023 grant.

M. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Nine Months Ended September 29, 2024
Balance at December 31, 2023, net of tax of $0, $(1,728), $142, $(1,132), respectively	$(22,442)	$(6,194)	$506	$1,152	$(26,978)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $205, $285, $0, respectively	22,751	885	1,014	—	24,650
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $24, $(500), $(1), respectively	—	86	(1,780)	(6)	(1,700)
Net current period other comprehensive (loss) gain, net of tax of $0, $229, $(215), $(1), respectively	22,751	971	(766)	(6)	22,950
Balance at September 29, 2024, net of tax of $0, $(1,499), $(73), $(1,133), respectively	$309	$(5,223)	$(260)	$1,146	$(4,028)

Nine Months Ended October 1, 2023
Balance at December 31, 2022, net of tax of $0, $(2,308), $(708), $(1,130), respectively	$(39,849)	$(8,661)	$(2,517)	$1,159	$(49,868)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(408), $1,816, $0, respectively	(2,073)	(903)	6,456	—	3,480
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $9, $(441), $(1), respectively	—	33	(1,567)	(6)	(1,540)
Net current period other comprehensive (loss) gain, net of tax of $0, $(399), $1,375, $(1), respectively	(2,073)	(870)	4,889	(6)	1,940
Balance at October 1, 2023, net of tax of $0, $(2,707), $667, $(1,131), respectively	$(41,922)	$(9,531)	$2,372	$1,153	$(47,928)

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and nine months ended September 29, 2024, and October 1, 2023, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statements of Operations
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)		(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $2, $0, $(24), $(9), respectively	$7	$—	$(86)	$(33)	Other (income) expense, net
Cash flow hedges:
Unrealized (losses) gains, net of tax of $0, $869, $500, $441, respectively	—	3,091	1,780	1,567	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $0, $0, $1, $1, respectively	2	2	6	6	(a)
Total reclassifications, net of tax of $2, $869, $477, $433 respectively	$9	$3,093	$1,700	$1,540	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note Q: “Retirement Plans.”

N. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. In the nine months ended September 29, 2024, there were no interim indicators of impairment. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

The changes in the carrying amount of goodwill by reportable segments for the nine months ended September 29, 2024, were as follows:

	Robotics	Wireless Test	Semiconductor Test	System Test	Total
	(in thousands)
Balance at December 31, 2023
Goodwill	$395,463	$361,819	$262,237	$158,699	$1,178,218
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)
Total Goodwill	395,463	7,976	1,697	10,516	415,652
Foreign currency translation adjustment	3,765	—	(5)	—	3,760
Balance at September 29, 2024
Goodwill	$399,229	$361,819	$262,232	$158,699	1,181,978
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)
Total Goodwill	$399,229	$7,976	$1,692	$10,516	$419,412

Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at September 29, 2024
Developed technology	$267,706	$(252,406)	$(5,337)	$9,963
Customer relationships	52,109	(49,134)	210	3,185
Tradenames and trademarks	59,007	(49,618)	(1,249)	8,140
Total intangible assets	$378,822	$(351,158)	$(6,376)	$21,288
Balance at December 31, 2023
Developed technology	$267,706	$(243,191)	$(5,343)	$19,172
Customer relationships	52,109	(47,850)	232	4,491
Tradenames and trademarks	59,007	(46,021)	(1,245)	11,741
Total intangible assets	$378,822	$(337,062)	$(6,356)	$35,404

Aggregate intangible asset amortization expense was $4.7 million and $14.1 million, respectively, for the three and nine months ended September 29, 2024, and $4.7 million and $14.3 million, respectively, for the three and nine months ended October 1, 2023.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2024	$4,775
2025	11,454
2026	2,402
2027	1,185
2028	1,104
Thereafter	368

O. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$145,649	$128,116	$396,119	$331,698
Weighted average common shares-basic	163,002	153,762	157,951	154,809
Effect of dilutive potential common shares:
Restricted stock units	768	455	637	410
Convertible note hedge warrant shares (1)	460	9,168	4,751	9,009
Stock options	13	26	13	39
Employee stock purchase plan	10	10	5	8
Incremental shares from assumed conversion of convertible notes (2)	—	629	—	762
Dilutive potential common shares	1,251	10,288	5,406	10,228
Weighted average common shares-diluted	164,253	164,050	163,357	165,037
Net income per common share-basic	$0.89	$0.83	$2.51	$2.14
Net income per common share-diluted	$0.89	$0.78	$2.42	$2.01

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

The computation of diluted net income per common share for the three and nine months ended September 29, 2024, excludes the effect of the potential vesting of 0.1 million and 0.5 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and nine months ended October 1, 2023, excludes the effect of the potential vesting of 0.1 million and 0.4 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

P. RESTRUCTURING AND OTHER

During the three months ended September 29, 2024, Teradyne recorded restructuring and other charges primarily related to $1.3 million of severance charges related to headcount reductions principally in Robotics.

During the three months ended October 1, 2023, Teradyne recorded restructuring and other charges primarily related to $4.7 million of severance charges related to headcount reductions of 94 people, principally in Semiconductor Test and Robotics, which included charges related to a voluntary early retirement program for employees meeting certain conditions, and a $1.5 million contract termination charge.

During the nine months ended September 29, 2024, Teradyne recorded restructuring and other charges primarily related to $5.3 million of severance and other charges, related to headcount reductions of 87 people primarily in Robotics and Semiconductor Test, which included charges related to a voluntary early retirement program for employees meeting certain conditions, and $2.2 million of acquisition and divestiture expenses related to the Technoprobe transactions.

During the nine months ended October 1, 2023, Teradyne recorded restructuring and other charges primarily related to $11.8 million of severance charges related to headcount reductions of 197 people, primarily in Semiconductor Test and Robotics, which included which included charges related to a voluntary early retirement program for employees meeting certain conditions, a $1.5 million contract termination charge, and a charge of $1.1 million for an increase in environmental liability.

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

During the three months ended September 29, 2024, Teradyne purchased a group annuity contract for its retiree participants in the U.S. qualified pension plan. Under the group annuity, the accrued pension obligation for 132 retiree participants were transferred to an insurance company. The reduction in the pension benefit obligation and pension assets was $23.4 million. During the three and nine months ended September 29, 2024, Teradyne recorded settlement expense of $0.4 million related to the retiree group annuity transaction.

In the nine months ended September 29, 2024, and October 1, 2023, Teradyne contributed $2.3 million and $2.3 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $0.8 million and $0.8 million, respectively, to certain qualified pension plans for non-U.S. subsidiaries.

For the three and nine months ended September 29, 2024, and October 1, 2023, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	September 29, 2024		October 1, 2023
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$216	$119	$272	$107
Interest cost	1,590	256	1,713	253
Expected return on plan assets	(1,204)	(23)	(1,286)	(11)
Net actuarial loss (gain)	(2,262)	—	—	66
Settlement expense	394	—	—	5
Total net periodic pension cost	$(1,266)	$352	$699	$420

	For the Nine Months Ended
	September 29, 2024		October 1, 2023
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$665	$360	$815	$320
Interest cost	4,883	766	5,138	762
Expected return on plan assets	(3,737)	(58)	(3,856)	(28)
Net actuarial loss (gain)	(2,151)	(242)	24	66
Settlement expense	394	(24)	—	5
Total net periodic pension cost	$54	$802	$2,121	$1,125

Postretirement Benefit Plan

In addition to receiving pension benefits, Teradyne employees in the United States who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits and the existing benefit obligation relates predominantly to those employees. During the nine months ended September 29, 2024, Teradyne recorded special termination benefit charges associated with a voluntary early retirement program.

For the three and nine months ended September 29, 2024, and October 1, 2023, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)		(in thousands)
Service cost	$9	$9	$28	$26
Interest cost	72	60	217	181
Amortization of prior service credit	(2)	(2)	(7)	(7)
Special termination benefits	—	1,423	462	1,792
Net actuarial loss (gain)	—	—	(94)	30
Total net periodic postretirement benefit cost	$79	$1,490	$606	$2,022

R. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 29, 2024, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $458.1 million, of which $445.9 million is for less than one year.

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

Teradyne enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators, and suppliers. Most of these agreements require Teradyne to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Teradyne’s products. From time to time, Teradyne also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, breach of confidentiality obligations and environmental claims relating to the use of Teradyne’s products and services or resulting from the acts or omissions of Teradyne, its employees, authorized agents or subcontractors. On occasion, Teradyne has also provided guarantees to customers regarding the delivery and performance of its products in addition to the warranty described below.

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of September 29, 2024, and December 31, 2023, Teradyne had a product warranty accrual of $13.9 million and $15.7 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $38.9 million and $34.9 million, respectively, included in short and long-term deferred revenue and customer advances.

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

With respect to its agreements covering product, business or entity divestitures and acquisitions, Teradyne provides certain representations, warranties and covenants to purchasers and agrees to indemnify and hold such purchasers harmless against breaches of such representations, warranties, and covenants. Many of the indemnification claims have a definite expiration date while some remain in force indefinitely. With respect to its acquisitions, Teradyne may, from time to time, assume the liability for certain events or occurrences that took place prior to the date of acquisition.

As a matter of ordinary course of business, Teradyne occasionally guarantees certain indebtedness obligations of its subsidiary companies, limited to the borrowings from financial institutions, purchase commitments to certain vendors and lease commitments to landlords.

Based on historical experience and information known as of September 29, 2024, and December 31, 2023, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

S. INCOME TAXES

A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
U.S. statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Non-deductible officers' compensation	0.5	1.3	0.4	1.1
Tax credits	(5.0)	(9.3)	(3.6)	(5.0)
Discrete expense (benefit) related to reserves for uncertain tax positions	(4.9)	0.3	(2.2)	0.1
Foreign taxes	(4.9)	(1.5)	(3.3)	(1.1)
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	(0.8)	(3.1)	(1.1)	(2.9)
Other, net	1.9	2.5	0.8	0.8
Effective tax rate	7.8%	11.2%	12.0%	14.0%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of September 29, 2024, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of September 29, 2024, and December 31, 2023, Teradyne had $7.6 million and $18.6 million, respectively, of reserves for uncertain tax positions. The $11.0 million net decrease in reserves for uncertain tax positions is related to the audit settlements.

As of September 29, 2024, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $0.7 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to transfer pricing and U.S. federal and state research and development credits.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of September 29, 2024, and December 31, 2023, $0.2 million and $1.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the nine months ended September 29, 2024, and October 1, 2023, a benefit of $1.0 million and expense of $0.2 million, respectively, were recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the nine months ended September 29, 2024, were $10.2 million, or $0.06 per diluted share. The tax savings due to the tax holiday for the nine months ended October 1, 2023, were $1.7 million, or $0.01 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended Teradyne's Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

In the nine months ended September 29, 2024, Teradyne recognized a $57.5 million gain on the sale of the Device Interface Solutions business which resulted in $10.7 million of income tax expense that was recognized as a discrete expense during the period in which the gain occurred.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. Teradyne currently does not expect the CAMT to have a material impact on its financial results.

On December 15, 2022, the European Union ("EU") Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework. The EU’s Pillar Two Directive effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbor rules that effectively extend certain effective dates to January 1, 2027. Certain EU Member States where Teradyne has a legal presence have recently enacted the directive and administrative guidance into their local tax legislation. Additionally, countries outside the EU where Teradyne has a legal presence have enacted similar language as the EU Members States in their local tax legislation. Teradyne is closely monitoring these developments and evaluating the potential financial impact on income tax expense. As of September 29, 2024, the effective tax rate was impacted by legislative changes that went into effect for Pillar Two in some of Teradyne's foreign jurisdictions, but it did not have a material impact on its financial statements.

T. SEGMENT INFORMATION

Teradyne has four reportable segments (Semiconductor Test, System Test, Wireless Test and Robotics). Each of the reportable segments represents an individual operating segment.

The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for storage and system level test, defense/aerospace instrumentation test, and circuit-board test. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. The Robotics segment includes operations related to the design, manufacturing and marketing of collaborative robotic arms, autonomous mobile robots, and advanced robotic control software. Each operating segment has a segment manager who is accountable to and maintains regular contract with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2023.

Segment information for the three and nine months ended September 29, 2024, and October 1, 2023, is as follows:

	Semiconductor Test	System Test	Robotics	Wireless Test	Segment Total	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended September 29, 2024
Revenues	$542,734	$73,312	$88,651	$32,601	$737,298	$—	$737,298
Income (loss) before income taxes (1)(2)	163,778	12,522	(24,206)	4,279	$156,373	2,611	$158,984
Total assets (3)	1,308,031	178,291	794,277	76,882	$2,357,481	1,412,247	$3,769,728
Three Months Ended October 1, 2023
Revenues	$497,863	$83,203	$85,692	$36,974	$703,732	$—	$703,732
Income (loss) before income taxes (1)(2)	136,451	23,754	(21,812)	9,469	$147,862	(3,582)	$144,280
Total assets (3)	1,382,444	178,904	684,207	92,514	$2,338,069	1,032,586	$3,370,655
Nine Months Ended September 29, 2024
Revenues	$1,497,552	$209,435	$266,552	$93,457	$2,066,996	$—	$2,066,996
Income (loss) before income taxes (1)(2)	401,475	36,138	(56,099)	13,355	$394,869	56,420	$451,289
Total assets (3)	1,308,031	178,291	794,277	76,882	$2,357,481	1,412,247	$3,769,728
Nine Months Ended October 1, 2023
Revenues	$1,387,580	$252,106	$246,541	$119,472	$2,005,699	$—	$2,005,699
Income (loss) before income taxes (1)(2)	361,676	67,629	(66,704)	30,841	$393,442	(7,675)	$385,767
Total assets (3)	1,382,444	178,904	684,207	92,514	$2,338,069	1,032,586	$3,370,655

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension, acquisition and divestiture related fees, and an expense for the modification of outstanding equity awards.
(2)
Included in income (loss) before taxes are charges related to restructuring and other, expense for the modification of outstanding equity awards, legal settlement, pension mark-to-market, and inventory charges.
(3)
Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.

Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)		(in thousands)
Semiconductor Test:
Cost of revenues—inventory charge	$4,041	$10,422	$11,405	$18,374
Restructuring and other—employee severance	—	1,776	1,277	5,055
System Test:
Cost of revenues—inventory charge	$—	$—	$1,016	$1,412
Restructuring and other—employee severance	—	—	—	1,124
Robotics:
Cost of revenues—legal settlement	$3,600	$—	$3,600	$—
Restructuring and other—employee severance	1,110	636	2,647	2,707
Cost of revenues—inventory charge	537	652	1,071	2,203
Wireless:
Cost of revenues—inventory charge	$1,204	$—	$2,024	$1,080
Corporate and Eliminations:
Restructuring and other—acquisition & divestiture related expenses	$—	$—	$2,214	$—
Selling and administrative —equity modification	—	—	1,469	5,889
Restructuring and other—employee severance	—	1,753	—	2,877
Restructuring and other—contract termination	—	1,511	—	1,511
Restructuring and other—other	2,437	—	2,437	1,100

U. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In January 2023, Teradyne’s Board of Directors cancelled its January 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. As of January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired. In 2024, Teradyne intends, based on market conditions, to repurchase its common stock in an amount necessary to offset dilution from equity compensation and our employee share purchase program.

During the nine months ended September 29, 2024, Teradyne repurchased 0.5 million shares of common stock for a total cost of $55.1 million at an average price of $111.32 per share. The cumulative repurchases under the January 2023 repurchase program as of September 29, 2024, were 4.4 million shares of common stock for $455.6 million at an average price per share of $103.46.

During the nine months ended October 1, 2023, Teradyne repurchased 3.4 million shares of common stock for a total cost of $349.3 million at an average price of $103.89 per share.

The total cost of shares acquired includes commissions and related excise tax and is recorded as a reduction to retained earnings.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2024, May 2024, and August 2024, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and nine months ended September 29, 2024, were $19.6 million and $57.0 million, respectively.

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

Overview

We are a leading global supplier of automated test equipment and robotics products. We design, develop, manufacture, and sell automatic test systems and robotics products. Our automatic test systems are used to test semiconductors, wireless products, data storage and complex electronics systems in many industries including the consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our robotics products include collaborative robotic arms and autonomous mobile robots (“AMRs”) used by global manufacturing, logistics and industrial customers to improve quality, increase manufacturing and material handling efficiency, and decrease manufacturing and logistics costs. Our automatic test equipment and robotics products and services include:

•
semiconductor test (“Semiconductor Test”) systems;
•
storage and system level test (“Integrated System Test”, formally "Storage Test") systems, defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”);
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

In the third quarter of 2024, we saw strength in Semiconductor Test performance driven in System-on-a-chip by compute and in memory by DRAM and high bandwidth memory. We expect compute and memory to continue to drive meaningful demand in the fourth quarter of 2024, helping to offset weakness in the mobility test market. We anticipate an eventual upturn in mobility at some point in 2025.

Our Robotics segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms, and Mobile Industrial Robots A/S (“MiR”), a leading maker of AMRs for industrial automation. The market for our Robotics segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (“SMEs”) throughout the world. Robotics results in the third quarter of 2024 were in line with our revenue forecast, putting us in position for full year growth due to new product offerings and expansion of our Original Equipment Manufacturer (“OEM”) and large account channels, along with increasing recurring revenue through new service and software offerings.

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

Our financial statements are denominated in U.S. dollars. While revenues in our test businesses are predominantly in U.S. dollars, the majority of our Robotics revenue is denominated in foreign currencies. Strengthening of the U.S. dollar would negatively affect Robotics revenue growth in the fourth quarter of 2024.

Our corporate strategy continues to focus on profitably gaining market share in our test businesses through the introduction of differentiated products that target expanding segments and accelerating growth through continued investment in our Robotics businesses. We have strategically increased engineering and go-to-market spending, primarily in Semiconductor Test and Integrated System Test, in order to support market share gains. We plan to execute on our strategy while balancing capital allocations between returning capital to our shareholders through stock repurchases and dividends and using capital for opportunistic accretive acquisitions.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the nine months ended September 29, 2024, to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as noted below.

Equity method investments

We account for investments using the equity method of accounting when we have significant influence over the financial and operating policies, but not control, of the investee. The equity method investments are initially recorded at cost and included in ‘Equity method investment’ in the consolidated balance sheet. We record our share of investee's net income or loss and the amortization of equity method basis difference, calculated as the difference between the investment and the amount of underlying equity in net assets acquired, on a 3-month lag, which is applied consistently from period to period. These results are reported in ‘Equity in net earnings of affiliate’ in the consolidated statement of operations. We record our share of investee's other comprehensive income and a cumulative translation adjustment in the consolidated statements of comprehensive income, also on a 3-month lag. We monitor on an ongoing basis our equity method investments for indicators of other-than-temporary declines in fair value below carrying value.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Percentage of revenues:
Revenues:
Products	83%	78%	81%	78%
Services	17	22	19	22
Total revenues	100	100	100	100
Cost of revenues:
Cost of products	34	34	34	33
Cost of services	6	9	8	10
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	41	43	42	42
Gross profit	59	57	58	58
Operating expenses:
Selling and administrative	21	20	22	22
Engineering and development	16	15	16	16
Acquired intangible assets amortization	1	1	1	1
Restructuring and other	1	1	1	1
Gain on sale of business	—	—	(3)	—
Total operating expenses	39	36	37	39
Income from operations	21	20	21	19
Non-operating (income) expense:
Interest income	(1)	(1)	(1)	(1)
Interest expense	—	—	—	—
Other (income) expense, net	—	1	1	—
Income before income taxes and equity in net earnings of affiliate	22	21	22	19
Income tax provision	2	2	3	3
Income before equity in net earnings of affiliate	20	18	19	17
Equity in net earnings of affiliate	(0)	—	(0)	—
Net income	20%	18%	19%	17%

Results of Operations

Third Quarter 2024 Compared to Third Quarter 2023

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	September 29, 2024	October 1, 2023	Dollar Change
	(in millions)
Semiconductor Test	$542.7	$497.9	$44.8
System Test	73.3	83.2	(9.9)
Robotics	88.7	85.7	3.0
Wireless Test	32.6	37.0	(4.4)
	$737.3	$703.7	$33.6

The increase in Semiconductor Test revenues of $44.8 million, or 9.0%, was driven primarily by higher tester sales for computing and memory applications, partially offset by lower tester sales for mobility and legacy automotive applications. The decrease in System Test revenues of $9.9 million, or 11.9%, was due principally to lower sales in Integrated System Test of system level and hard disk drive testers. The increase in Robotics revenues of $3.0 million, or 3.5%, was driven predominantly by higher demand for UR’s collaborative robotic arms and MiR’s autonomous mobile robots. The decrease in Wireless Test revenues of $4.4 million, or 11.9% was primarily due to a decrease in ultra-wide band test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	September 29, 2024	October 1, 2023
Korea	26%	15%
Taiwan	26	14
China	13	12
United States	12	13
Europe	8	9
Japan	2	15
Singapore	2	4
Thailand	2	3
Malaysia	2	3
Philippines	2	8
Rest of World	5	4
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	September 29, 2024	October 1, 2023	Dollar/Point Change
	(in millions)
Gross profit	$436.5	$398.3	$38.2
Percent of total revenues	59.2%	56.6%	2.6

Gross profit as a percent of revenue increased by 2.6 points, primarily due to volume and product mix, partially offset by a $3.6 million charge for a legal settlement following a judgment against us for infringement of expired patents in our Robotics business.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	September 29, 2024	October 1, 2023	Dollar Change
	(in millions)
Selling and administrative	$157.6	$138.3	$19.3
Percent of total revenues	21.4%	19.7%

The increase of $19.3 million in selling and administrative expenses was primarily due to higher spending in Semiconductor Test.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	September 29, 2024	October 1, 2023	Dollar Change
	(in millions)
Engineering and development	$117.5	$104.4	$13.1
Percent of total revenues	15.9%	14.8%

The increase of $13.1 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test.

Restructuring and Other

During the three months ended September 29, 2024, we recorded restructuring and other charges primarily related to $1.3 million of severance charges related to headcount reductions principally in Robotics.

During the three months ended October 1, 2023, we recorded restructuring and other charges primarily related to $4.7 million of severance charges related to headcount reductions of 94 people, principally in Semiconductor Test and Robotics, which included charges related to a voluntary early retirement program for employees meeting certain conditions, and a $1.5 million contract termination charge.

Interest and Other

	For the Three Months Ended
	September 29, 2024	October 1, 2023	Dollar Change
	(in millions)
Interest income	$(5.1)	$(6.9)	$1.8
Interest expense	0.8	1.0	$(0.2)
Other (income) expense, net	(2.7)	5.6	$(8.3)

Other (income) expense reflects a net increase of $8.3 million primarily due to foreign exchange and actuarial gains.

Income (Loss) Before Income Taxes

	For the Three Months Ended
	September 29, 2024	October 1, 2023	Dollar Change
	(in millions)
Semiconductor Test	$163.8	$136.5	$27.3
System Test	12.5	23.8	(11.3)
Wireless Test	4.3	9.5	(5.2)
Robotics	(24.2)	(21.8)	(2.4)
Corporate and Eliminations (1)	2.6	(3.6)	6.2
	$159.0	$144.3	$14.7

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension, acquisition and divestiture related fees, and an expense for the modification of outstanding equity awards.

The change in income before income taxes in Semiconductor Test, System Test, and Wireless Test were driven primarily by fluctuations in revenue within each of the businesses. In Robotics, the change in income before income taxes was driven primarily by increases to operating expenses.

Income Taxes

The effective tax rate for the three months ended September 29, 2024, and October 1, 2023, was 7.8% and 11.2%, respectively. The decrease in the effective tax rate from the three months ended October 1, 2023, to the three months ended September 29, 2024, primarily resulted from the benefit of a projected shift in the geographic distribution of income and an increase in benefit related to reserves for uncertain tax positions. These benefits were partially offset by decreases in benefits related to tax credits and the international provision of the U.S. Tax Cuts and Jobs Act of 2017.

Nine Months 2024 Compared to Nine Months 2023

Revenues

Revenues by our reportable segments were as follows:

	For the Nine Months Ended
	September 29, 2024	October 1, 2023	Dollar Change
	(in millions)
Semiconductor Test	$1,497.6	$1,387.6	$110.0
System Test	209.4	252.1	(42.7)
Robotics	266.6	246.5	20.1
Wireless Test	93.5	119.5	(26.0)
	$2,067.0	$2,005.7	$61.3

The increase in Semiconductor Test revenues of $110.0 million, or 7.9%, was driven primarily by higher tester sales for computing, ADAS, and memory applications, partially offset by lower tester sales for mobility and legacy automotive applications. The decrease in System Test revenues of $42.7 million, or 16.9%, was due principally to lower sales in Integrated System Test of system level and hard disk drive testers. The increase in Robotics revenues of $20.1 million, or 8.2%, was predominantly from higher demand for UR’s collaborative robotic arms and MiR’s autonomous mobile robots. The decrease in Wireless Test revenues of $26.0 million, or 21.8%, was primarily due to a decrease in cellular and ultra-wide band test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Nine Months Ended
	September 29, 2024	October 1, 2023
Korea	28%	14%
Taiwan	20	15
United States	13	16
China	11	12
Europe	9	10
Japan	7	12
Philippines	2	6
Singapore	2	5
Malaysia	2	4
Thailand	2	3
Rest of World	4	3
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended
	September 29, 2024	October 1, 2023	Dollar/Point Change
	(in millions)
Gross profit	$1,201.6	$1,157.2	$44.4
Percent of total revenues	58.1%	57.7%	0.4

Gross profit as a percent of revenue increased by 0.4 points, primarily due to product mix, partially offset by a $3.6 million charge for a legal settlement following a judgment against us for infringement of expired patents in our Robotics business.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended
	September 29, 2024	October 1, 2023	Dollar Change
	(in millions)
Selling and administrative	$461.3	$435.0	$26.3
Percent of total revenues	22.3%	21.7%

The increase of $26.3 million in selling and administrative expenses was primarily due to higher spending in Semiconductor Test.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended
	September 29, 2024	October 1, 2023	Dollar Change
	(in millions)
Engineering and development	$332.5	$315.9	$16.6
Percent of total revenues	16.1%	15.7%

The increase of $16.6 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test.

Restructuring and Other

During the nine months ended September 29, 2024, we recorded restructuring and other charges primarily related to $5.3 million of severance and other charges, related to headcount reductions of 87 people primarily in Robotics and Semiconductor Test, which included charges related to a voluntary early retirement program for employees meeting certain conditions, and $2.2 million of acquisition and divestiture expenses related to the Technoprobe transactions.

During the nine months ended October 1, 2023, we recorded restructuring and other charges primarily related to $11.8 million of severance charges related to headcount reductions of 197 people, primarily in Semiconductor Test and Robotics, which included which included charges related to a voluntary early retirement program for employees meeting certain conditions, a $1.5 million contract termination charge, and a charge of $1.1 million for an increase in environmental liability.

Gain on Sale of Business

During the nine months ended September 29, 2024, we recorded a gain of $57.5 million associated with the sale of DIS to Technoprobe.

Interest and Other

	For the Nine Months Ended
	September 29, 2024	October 1, 2023	Dollar Change
	(in millions)
Interest income	$(19.7)	$(18.5)	$(1.2)
Interest expense	3.0	3.0	—
Other (income) expense, net	5.6	6.5	(0.9)

Other (income) expense reflects a net decrease of $0.9 million primarily due to the settlement of our call option purchased in connection with the investment in 10% of Technoprobe partially offset by actuarial gains.

Income (Loss) Before Income Taxes

	For the Nine Months Ended
	September 29, 2024	October 1, 2023	Dollar Change
	(in millions)
Semiconductor Test	$401.5	$361.7	$39.8
System Test	36.1	67.6	(31.5)
Wireless Test	13.4	30.8	(17.4)
Robotics	(56.1)	(66.7)	10.6
Corporate and Eliminations (1)	56.4	(7.7)	64.1
	$451.3	$385.8	$65.5

(1)
Included in Corporate and Eliminations are gain on sale of business, interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension, acquisition and divestiture related fees, and an expense for the modification of outstanding equity awards.

The change in income before income taxes in Semiconductor Test, System Test, Wireless Test, and Robotics were driven primarily by fluctuations in revenue within each of the businesses. The gain before income taxes in Corporate and Eliminations was primarily due to the sale of DIS to Technoprobe.

Income Taxes

The effective tax rate for the nine months ended September 29, 2024, and October 1, 2023, was 12.0% and 14.0%, respectively. The decrease in the effective tax rate from the nine months ended October 1, 2023, to the nine months ended September 29, 2024, primarily resulted from the benefit of a projected shift in the geographic distribution of income and an increase in benefit related to reserves for uncertain tax positions. These benefits were partially offset by decreases in benefits related to tax credits and the international provision of the U.S. Tax Cuts and Jobs Act of 2017.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $259.5 million in the nine months ended September 29, 2024, to $677.6 million.

Operating activities during the nine months ended September 29, 2024, provided cash of $389.6 million. Changes in operating assets and liabilities used cash of $75.8 million due to a $7.3 million decrease in operating assets and a $83.1 million decrease in operating liabilities.

The decrease in operating assets was primarily due to decreases in other assets and inventory of $61.4 million and $11.1 million, respectively, partially offset by a $65.3 million increase in accounts receivable, driven by higher sales in the third quarter.

The decrease in operating liabilities was due to a $32.3 million decrease in accrued employee compensation, $25.9 million decrease in accounts payable, $18.9 million decrease in income taxes, $4.2 million decrease in retirement plans, and $5.5 million decrease in accrued other, partially offset by a $3.6 million increase in deferred revenue and customer advances.

Investing activities during the nine months ended September 29, 2024, used cash of $554.9 million due to $527.1 million used for the purchases of investment, $140.7 million used for the purchase of property, plant and equipment, $35.1 million used for the purchase of marketable securities, partially offset by $90.3 million in proceeds from the sale of a business, $23.6 million and $33.2 million in proceeds from the sales and maturities and marketable securities, respectively, and $0.9 million in proceeds from life insurance.

Financing activities during the nine months ended September 29, 2024, used cash of $88.6 million due to $185.0 million used for proceeds from borrowings on revolving credit facility of which $185.0 million in payments were paid back in full during the quarter, $56.9 million used for dividend payment, $55.1 million used for the repurchase of 0.5 million shares of common stock at an average price of $111.32 per share and $13.8 million used for payment related to net settlements of employee stock compensation awards, partially offset by $37.3 million from the issuance of common stock under employee stock purchase and stock option plans.

Operating activities during the nine months ended October 1, 2023, provided cash of $336.5 million. Changes in operating assets and liabilities used cash of $119.3 million due to a $27.4 million increase in operating assets and $91.9 million decrease in operating liabilities.

The increase in operating assets was primarily due to a $64.0 million increase in prepayments and other assets due to prepayments to our contract manufacturers, partially offset by a $30.2 million decrease in accounts receivable and a $6.4 million decrease in inventories.

The decrease in operating liabilities was due to a $56.6 million decrease in accrued employee compensation, a $49.5 million decrease in deferred revenue and customer advance payments, a $42.7 million decrease in income taxes, and $3.7 million of retirement plan contributions, partially offset by $36.0 million increase in accounts payable and an $24.5 million increase in other accrued liabilities.

Investing activities during the nine months ended October 1, 2023, used cash of $149.2 million due to $137.8 million used for purchases of marketable securities and $115.3 million used for purchases of property, plant and equipment, and $5.0 million used for issuance of convertible loan, partially offset by $37.0 million and $71.4 million in proceeds from sales and maturities of marketable securities, respectively, and $0.5 million in proceeds from the cancellation of Teradyne owned life insurance policies related to the cash surrender value.

Financing activities during the nine months ended October 1, 2023, used cash of $410.8 million due to $346.5 million used for the repurchase of 3.4 million shares of common stock at an average price of $103.89 per share, $51.1 million used for dividend payments, and $26.7 million used for payments of convertible debt principal, and $20.6 million used for payment related to net settlements of employee stock compensation awards, partially offset by $34.1 million from the issuance of common stock under employee stock purchase and stock option plans.

In January 2024, May 2024, and August 2024, our Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and nine months ended September 29, 2024, were $19.6 million and $57.0 million, respectively.

In January 2023, May 2023, and August 2023, our Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three and nine months ended October 1, 2023, were $16.9 million and $51.1 million, respectively.

In January 2023, our Board of Directors cancelled the 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock.

During the nine months ended September 29, 2024, we repurchased 0.5 million shares of common stock for $55.1 million, which excludes related excise tax, at an average price of $111.32 per share. In 2024, Teradyne intends, based on market conditions, to repurchase its common stock in an amount necessary to offset dilution from equity compensation and our employee share purchase program. The cumulative repurchases under the 2023 repurchase program as of September 29, 2024, were 4.4 million shares of common stock for $455.6 million, which excludes related excise tax, at an average price per share of $103.46. During the nine months ended October 1, 2023, we repurchased 3.4 million shares of common stock for $346.5 million, which excludes related excise tax, at an average price of $103.89 per share.

While we have previously declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400.0 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. On November 7, 2023, the Credit Agreement was amended to allow for the purchase of the shares of Technoprobe. On May 16, 2024, we borrowed $185.0 million under the credit agreement to fund the acquisition of 10% of the issued and outstanding shares of Technoprobe. We fully repaid our borrowings on the revolving credit facility prior to September 29, 2024. As of November 1, 2024, there are no outstanding borrowings under the credit facility.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2023, Teradyne’s Board of Directors cancelled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the nine months ended September 29, 2024, we repurchased 0.5 million shares of common stock for a total cost of $55.1 million at an average price of $111.32 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes. During the nine months ended October 1, 2023, we repurchased 3.4 million shares of common stock for $349.3 million at an average price of $103.89 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended September 29, 2024, (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)
July 1, 2024 - July 28, 2024	3		$132.08		2	$1,568,943
July 29, 2024 - August 25, 2024	80		$120.83		79	$1,559,411
August 26, 2024 - September 29, 2024	116		$130.29		115	$1,544,379
	199	(1)	126.49	(1)	196

(1)
Includes approximately three thousand shares at an average price of $130.03 withheld from employees for the payment of taxes.
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

Item 4: Mine Safety Disclosures

Not Applicable

Item 5: Other Information

10b 5-1 Trading Plans

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended September 29, 2024, the following Section 16 Officers or directors adopted, modified or terminated Rule 10b5-1 trading plans:

Ryan Driscoll, Vice President, General Counsel, and Secretary

Ryan Driscoll, our Vice President, General Counsel, and Secretary, entered into a new Rule 10b5-1 trading plan on August 8, 2024. The Rule 10b5-1 trading plan provides that Mr. Driscoll, acting through a broker, may sell up to an aggregate of 365 shares plus (1) fifty percent of the total number of shares received after shares are withheld to pay income taxes upon the vesting of 327 restricted stock units on January 27, 2025, (2) fifty percent of the total number of shares received after shares are withheld to pay income taxes upon the vesting of 234 restricted stock units on January 28, 2025, (3) fifty percent of the total number of shares after shares are withheld to pay income taxes received upon the vesting of 221 restricted stock units on January 29, 2025, and (4) fifty percent of the total number of shares received after shares are withheld to pay income taxes upon the vesting of 630 restricted stock units on February 1, 2025. Subject to price limits, the first trade under Mr. Driscoll’s Rule 10b5-1 trading plan is scheduled for January 27, 2025. Mr. Driscoll’s plan is scheduled to terminate on August 1, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Driscoll or the broker, or as otherwise provided in the plan.

Item 6: Exhibits

Exhibit Number	Description

10.1	Executive Officer Change in Control Agreement dated November 14, 2023 between Teradyne, Inc. and John Wood * (filed herewith)

10.2	Executive Officer Change in Control Agreement dated August 23, 2024 between Teradyne, Inc. and John Lukez * (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

*	Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ SANJAY MEHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) November 1, 2024