Form 10-K
period 2024-12-31
TERADYNE, INC
filed 2025-02-20
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024, was approximately $24.0 billion based upon the closing price of the registrant’s Common Stock on the Nasdaq Stock Market on that date.

The number of shares outstanding of the registrant’s only class of Common Stock as of February 14, 2025, was 161,718,766 shares.

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
•
robotics (“Robotics”) products; and
•
defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, circuit-board test and inspection (“Production Board Test”) systems, and wireless test systems (referred collectively as "All Other").

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

In 2024, we saw strength in our Semiconductor Test business, with memory and compute offerings growing considerably compared to 2023. We expect mobile, automotive, and industrial will grow in 2025 and that recent advancements in AI inference may help mid-term recovery in these markets. Beyond AI compute, we are investing in other areas of the semiconductor test market that offer the opportunity for accelerating long-term growth, including power semi-conductors and the shift towards vertically integrated products ("VIPs"). We have seen the benefits start to materialize in 2024 and expect them to continue through the mid-term.

2024 was a very weak industrial automation market resulting in a year-over-year decline in Robotics revenues while outperforming our peer group. In 2024, we built key OEM, systems integrators and large account strategic partnerships which will strengthen our go to market for years to come. Introduction of new products, including the MiR 1200 Pallet Jack, will further expand our available markets to support our growth.

On May 27, 2024, we paid 483.1 million Euros, equivalent to $524.1 million, to purchase a combination of previously issued and outstanding shares and shares newly issued by Technoprobe, S.p.A. ("Technoprobe"). The shares purchased represent 10% of the issued and outstanding shares of Technoprobe. We also received a board seat as part of the purchase. Additionally, as part of the transaction, we completed the sale of the Device Interface Solutions ("DIS") business, a component of our Semiconductor Test segment, to Technoprobe for $85.0 million in cash, net of cash and cash equivalents sold, and a customary working capital adjustment. The sale resulted in a pre-tax gain of $57.1 million recorded as 'Gain on sale of business' in the consolidated statement of operations.

Our financial statements are denominated in U.S. dollars. While revenues in our test businesses are predominantly in U.S. dollars, the majority of our Robotics revenue is denominated in foreign currencies. Strengthening of the U.S. dollar would negatively affect Robotics revenue growth in 2025.

Our corporate strategy for our test businesses is to profitably grow market share while in Robotics, we plan to profitably grow revenue through the introduction of differentiated products targeting expanding markets. Our capital allocation plan will continue to be balanced between investing in organic and inorganic growth and returning cash to shareholders through share repurchases and dividends.

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

Products

Semiconductor Test

We design, manufacture, sell and support Semiconductor Test products and services and hard disk drives on a worldwide basis. The test systems we provide are used for wafer level, device package testing, and system level testing of semiconductor devices. These devices are used in automotive, industrial, communications, consumer, smartphones, cloud, computer and electronic game applications, among others. Semiconductor devices span a broad range of functionality, from very simple low-cost devices such as appliance microcontrollers, operational amplifiers or voltage regulators to complex digital signal processors, Artificial Intelligence/Machine Learning (“AI/ML”) training, high performance computing and microprocessors as well as memory devices. Semiconductor Test products and services are sold to integrated device manufacturers (“IDMs”) that integrate the fabrication of silicon wafers into their business, “Fabless” companies that outsource the manufacturing of silicon wafers, “Foundries” that cater to the processing and manufacturing of silicon wafers, and semiconductor assembly and test providers (“OSATs”) that provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits and use Foundries for wafer manufacturing and OSATs for test and assembly. Our customers obtain the overall benefit of comprehensively testing devices and reducing the total costs associated with testing by using our Semiconductor Test systems to:

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

FLEX Test Platform purchases are made by IDMs, OSATs, Foundries and Fabless customers. The FLEX Test Platform has become a widely used test solution at OSATs by providing versatile testers that can handle the widest range of devices, allowing OSATs to leverage their capital investments. The broad consumer, automotive and broadband markets have historically driven most of the device volume growth in the semiconductor industry. These markets include mobile phones and tablets, PCs, servers, networking and automotive electronics. These end use markets continue to be drivers for the FLEX Test Platform family of products because they require a wide range of technologies and instrument coverage. In 2019, we introduced our next generation UltraFLEXPlus tester, the newest member of the UltraFLEX family, which uses the new PACETM architecture to deliver superior economics and fast time to market for complex digital devices.

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

Our Magnum platform addresses the requirements of mass production test of memory devices for flash and DRAM memory. Flash and DRAM memory are widely used core building blocks in modern electronic products finding wide application in consumer, industrial, and computing equipment. Our Magnum 7 solution is designed for parallel memory test in the flash, DRAM and multi-chip package markets while our Magnum platform called Magnum EPIC giving us full product coverage of the memory test market.

Our ETS platform is used by semiconductor manufacturers and assembly and test subcontractors, primarily in the analog/mixed signal markets that cover cost sensitive applications. Our proprietary SmartPin™ technology enables high efficiency multi-site testing on an individual test system permitting greater test throughput. Semiconductors tested by ETS platform systems are incorporated into a wide range of products in historically high-growth markets including mobile devices, automotive electronics, computer peripherals, and notebook and desktop computers. The Eagle platform includes the ETS-88 which is a high performance multi-site production test system designed to test a wide variety of high volume power and precision devices including Silicon Carbide ("SiC") and Gallium Nitride ("GaN") power devices used in vehicle electrification. The ETS-800, a high performance multi-site production test system, is used to test high complexity power devices in automotive, industrial and consumer applications.

The Integrated System Test group is comprised of our system level test ("SLT") testers and our hard disk drive ("HDD") testers. Our SLT testers for the semiconductor production market are used to test devices following wafer and package test. SLT testers address customer requirements related to factory density, throughput and thermal performance. HDD products address the high throughput and automated manufacturing test requirements of hard disk drive and semiconductor manufacturers. Our HDD products address the client and enterprise storage markets. The client market is driven by the needs of desktop, laptop, and external HDD storage products. The enterprise market is driven by the needs of data centers and cloud storage.

Robotics

Our Robotics segment is comprised of two business units: Universal Robots and Mobile Industrial Robots.

Universal Robots

Universal Robots is a leading provider of collaborative robots ("cobots") used across various industries, including automotive, food & beverage, metal & machining, electronics, pharmaceutical, and in education. Founded in 2005 and headquartered in Odense, Denmark, Universal Robots aims to create a world where people work with robots, not like robots. Its mission is simple: “Automation for anyone. Anywhere.”

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

An extensive ecosystem has grown around the company's cobot, technology creating innovation and choice for customers and a wide range of components, kits and solutions to suit every application. UR also provides an all-encompassing customer experience including UR Academy - an award-winning training program, available both online and in person in more than 120 training centers worldwide, and three tiers of service offerings carefully designed to accelerate customer success.

Universal Robots has recently established global Centers of Excellence for Welding, Palletizing, and Machine Tending applications. These centers, led by subject matter experts, serve as knowledge hubs, offering expert recommendations and guidance on the latest trends in the field to UR partners and key customers worldwide.

Mobile Industrial Robots

MiR is a leading provider of autonomous mobile robots ("AMRs") for the manufacturing and logistics segments. MiR AMRs enhance productivity, offering a high return on investment by streamlining workforce efficiency, reducing lead times, and improving workplace safety. These AMRs operate autonomously, eliminating the need for traditional guidance infrastructure. MiR currently offers three deckload AMR models, each supporting a different payload capacity—MiR250, MiR600, and MiR1350—as well as a pallet jack AMR—MiR1200 Pallet Jack—all managed by our unified fleet management software, MiR Fleet.

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

System Test

Our System Test operating segment is comprised of two business units: Defense/Aerospace and Production Board Test.

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

Wireless Test

Our Wireless Test operating segment is a business unit run under the LitePoint brand name providing wireless test solutions for silicon validation, wireless module manufacturing, and wireless end device manufacturing. LitePoint wireless test systems span design verification to high volume manufacturing and are deployed across the entire production chain from wireless chipset suppliers to consumer brands.

Sales and Distribution

In each of the years, 2024, 2023 and 2022, our five largest direct customers in aggregate accounted for 36%, 32% and 26% of our consolidated revenues, respectively.

OSAT customers often purchase our test systems based upon recommendations from OEMs, IDMs and Fabless companies. In all cases when an OSAT customer purchases a test system from us, we consider the OSAT as the customer since credit risk, title and risk of loss, among other things, are between Teradyne and the OSAT. In 2024, we estimate consolidated revenues driven by Samsung, a customer of our Semiconductor Test and Wireless Test segments, combining direct and indirect sales, accounted for appropriately 12.5% of our consolidated revenues. In 2023, revenues driven by Texas Instruments Inc., a customer of our Semiconductor Test segment, accounted for 10% of our consolidated revenues. In 2022, we estimate consolidated revenues driven by Qualcomm, a customer of our Semiconductor Test, System Test, and Wireless Test operating segments, combining direct and indirect sales, accounted for approximately 11% of our consolidated revenues. The loss of, or significant decrease in demand from key OEM customers or any of our five largest direct customers, could have a material adverse effect on our business, results of operations and financial condition.

We have sales and service offices located throughout North America, Central America, Asia and Europe. We sell in these areas predominantly through a direct sales force, except for Robotics products, which are sold principally through distributors and OEMs. Our manufacturing activities for our test businesses are primarily conducted through subcontractors and outsourced contract manufacturers with significant operations in Malaysia. The manufacturing activities for our Robotics businesses are done primarily in our production facilities in Denmark and the U.S.

Sales to customers outside the United States were 87%, 84%, and 85%, respectively, of our consolidated revenues in 2024, 2023 and 2022. Sales are attributed to geographic areas based on the location of the customer site.

See also “Item 1A: Risk Factors” and Note U: “Operating Segment, Geographic and Significant Customer Information” in Notes to Consolidated Financial Statements.

Competition

We face significant competition throughout the world in each of our reportable segments. Competitors in the Semiconductor Test segment include, among others, Advantest Corporation, SPEA S.p.A., and Cohu, Inc.

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

Competitors in the System Test operating segment include, among others, Advantest Corporation and Test Research, Inc.

Competitors in our Wireless Test operating segment include, among others, Rohde & Schwarz GmbH & Co. KG, Anritsu Company, National Instruments Corporation, Welzek and iTest.

Some of our competitors may have greater financial and other resources to pursue engineering, manufacturing, marketing, and distribution of their products. We also face competition from emerging Asian companies and from internal supply at several of our customers. Some of our competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those we currently offer. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. See also “Item 1A: Risk Factors.”

Backlog

At December 31, 2024 and 2023, our backlog of unfilled orders in our reportable segments was as follows:

	2024	2023
	(in millions)
Semiconductor Test	$921.9	$893.4
Robotics	36.6	42.3
All Other	203.7	188.9
	$1,162.2	$1,124.6

Customers may delay delivery of products or cancel orders without advanced notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellation of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition or results of operations.

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

Human Capital

We believe that our future success depends upon our continued ability to attract, develop, and retain a high-performance workforce bound by shared values. As of December 31, 2024, we employed approximately 6,500 employees, of whom approximately 2,200 were employed in the United States and approximately 4,300 were employed outside of the United States. Our largest non-US employee populations are in the Philippines (18%), Denmark (12%), China (7%), Costa Rica (7%) and Taiwan (5%). We also leverage contractors to provide flexibility for our business and manufacturing needs. As of December 31, 2024, we worked with approximately 400 contractors globally. Since the inception of our business, we have experienced no work stoppages or other labor disturbances.

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

Competitive Pay and Benefits

The primary objective of our compensation program is to provide a compensation and benefits package that will continue to attract, retain, motivate and reward high performing employees who operate in a highly competitive and technologically challenging environment. We seek to achieve this objective by linking a meaningful portion of compensation to company and business unit performance. We enable employees worldwide to share in the success of the company through various programs including a stock purchase program, equity compensation and bonus plans. We seek competitiveness and fairness in total compensation with reference to peer comparisons and internal equity.

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

We are committed to recruiting and developing talent at the collegiate level to help advance Science, Technology, Engineering and Mathematics (“STEM”) education for the future workforce. For example, our paid internships and entry-level positions offer real-world experience, and our co-op program offers higher education students a unique learning opportunity as students alternate one semester in a work assignment and one semester in the classroom. Additionally, we offer reimbursement for educational courses related to an employee’s work or as part of a degree program, including tuition, lab fees and books. We also offer a scholarship program for employees with college-age children, step-children and grandchildren. In 2024, approximately half of the scholarship recipients were outside of the United States.

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

Diversity and Inclusion

We believe in fostering a diverse workforce, an equitable and inclusive culture in order to build a stronger and more resilient company for our customers, our investors, our employees and our communities worldwide. To support this effort, we have developed programs and training courses for our employees, to aid in recruiting candidates from various backgrounds and experiences. We have policies regarding gender pay equity and regularly conduct audits of pay equity in the United States. We are an equal opportunity employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law.

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

We are subject to U.S. and foreign laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions or regulations prohibit the export of certain products, services, and technologies, and in other circumstances we are required to obtain an export license before exporting the controlled item. For example, we must comply with current U.S. Department of Commerce export control regulations restricting transactions with certain customers in China. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. Compliance with these laws has limited our sales and likely will continue to limit sales to certain customers in the future. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to drop, which could have a material adverse effect on our business, financial condition or results of operations.

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

Capital equipment providers in the electronics, semiconductor industries and robotics, such as Teradyne, have, in the past, been negatively impacted by both sudden slowdowns in the global economies and recurring cyclicality within those industries. These cycles have resulted in periods of over-supply; a trend we believe will continue to occur. Our business and results of operations depend, in significant part, upon capital expenditures of manufacturers of semiconductors, electronics, and other industrial products, which in turn depend upon the current and anticipated market demand for those products. Disruption or deterioration in economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse changes in economic conditions, and resulting slowdowns in the market for our products, may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, potential reserves for credit losses and write-offs of accounts receivable, increased risk of restructuring charges, and higher operating costs as a percentage of revenues, which, in each case and together, adversely affect our operating results. We are unable to predict the likely duration, frequency and severity of disruptions in financial markets, credit availability, and adverse economic conditions throughout the world, and we cannot ensure that the level of revenues or new orders for a fiscal quarter will be sustained in subsequent quarters. We have taken actions to address the effects of general economic variability and recurring industry cyclicality, including implementing cost control and reduction measures. We cannot predict whether these measures will be sufficient to offset global or market-specific disruptions that might affect our businesses and we may need to take additional or different measures in the future.

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

The market for our products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. In each of the years, 2024, 2023 and 2022, our five largest direct customers in aggregate accounted for 36%, 32% and 26% of consolidated revenues, respectively.

We estimate consolidated revenues driven by Samsung, a customer of our Semiconductor Test and Wireless Test Segments, combining direct sales to that customer with sales to the customer’s OSATs, accounted for 12.5% of our consolidated revenues in 2024.

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

In addition, an increasing portion of our products and the products we purchase from our suppliers are sourced or manufactured in foreign locations, including Malaysia and Denmark, and a large portion of the devices our products test are fabricated and tested by foundries and subcontractors in Taiwan, China, Korea and other parts of Asia. As a result, we are subject to a number of economic and other risks, particularly during times of political, health or financial instability in these regions. Disruption of manufacturing or supply sources in these international locations could materially adversely impact our ability to fill customer orders and potentially result in lost business.

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

In June 2015, we acquired Universal Robots, in 2018, we acquired Energid and MiR and, in 2019, we acquired Lemsys and AutoGuide. In May 2024, we closed on our strategic partnership agreement with Technoprobe which included Teradyne acquiring 10% of the equity in Technoprobe. We may not be able to realize the benefits of acquiring or successfully growing these businesses. We may continue to acquire additional businesses, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing businesses. We may not be able to realize the expected synergies and cost savings from the integration with our existing operations of other businesses or technologies that we may acquire. In addition, the integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses, and liabilities. We may have difficulty in developing, manufacturing, and marketing the products of a newly acquired company in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs or restructuring charges) or in the future, impairment of goodwill or acquired intangible assets, or adjustments to contingent consideration liabilities that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses, strategic alliances, or joint ventures by utilizing our cash, incurring debt, issuing shares of our common stock, or by other means. Additionally, we may face restrictions pursuant to the terms of an acquisition or strategic alliance agreement.

We may incur higher tax rates than we expect and may have exposure to additional international tax liabilities and costs.

We are subject to paying income taxes in the United States and other countries where we operate. Our effective tax rate is dependent on where our earnings are generated and the tax regulations and the interpretation and judgment of administrative tax or revenue authorities in the United States and other countries. We have pursued a global tax strategy that could be adversely affected by the mix of earnings and tax rates in the countries where we operate, changes to tax laws (including but not limited to Pillar Two), tax regulations or an adverse tax ruling by administrative authorities. We are also subject to tax audits in the countries where we operate. Any material change in our tax liability resulting from changes in tax laws, tax regulations, administrative rulings or audits from an administrative tax or revenue authority could negatively affect our financial results.

As a multinational corporation, we are subject to income taxes as well as non-income-based taxes, in both the United States and various foreign jurisdictions. In certain foreign jurisdictions, we qualify for tax incentives and tax holidays based on our ability to meet, on a continuing basis, various tests relating to our employment levels, research and development expenditures and other qualification requirements in a particular foreign jurisdiction. While we intend to operate in such a manner to maintain and maximize our tax incentives and tax holidays, no assurance can be given that we have so qualified or that we will qualify for any particular year or jurisdiction. If we fail to qualify or fail to remain qualified for certain foreign tax incentives and tax holidays, we may be subject to further taxation or an increase in our effective tax rate which would adversely impact our financial results. In November 2020, we entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2024, 2023 and 2022 were $17.1 million or $0.10 per diluted share, $1.4 million or $0.01 per diluted share, and $16.0 million or $0.09 per diluted share, respectively. These tax savings may not be achievable in subsequent years due to changes in Singapore’s tax laws, issuance of new global minimum tax laws, or the expiration of the tax holiday.

In addition, we may incur additional costs, including headcount expenses, in order to maintain or obtain a foreign tax incentive or tax holiday in a particular foreign jurisdiction.

We have significant guarantees, indemnification, and customer confidentiality obligations.

From time to time, we make guarantees to customers regarding the delivery, price and performance of our products and guarantee certain indebtedness, performance obligations or lease commitments of our subsidiary and affiliate companies. We also have agreed to provide indemnification to our officers, directors, employees and agents, to the extent permitted by law, arising from certain events or occurrences, while the officer, director, employee or agent, is or was serving at our request in such capacity. Additionally, we have confidentiality obligations to certain customers and if breached would require the payment of significant penalties. If we become liable under any of these obligations, it could materially and adversely affect our business, financial condition or operating results. For additional information see Note N: “Commitments and Contingencies-Guarantees and Indemnification Obligations” in Notes to Consolidated Financial Statements.

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

In January 2021, our Board of Directors approved a $2.0 billion share repurchase program. In 2022 and 2021, we repurchased $752.1 million, and $600.0 million, respectively of common stock. In January 2023, our Board of Directors cancelled the 2021 repurchase program and approved a new $2.0 billion share repurchase program. In 2024, we repurchased $199.4 million of common stock and, in 2023, we repurchased $400.5 million of common stock. We intend to repurchase up to $400 million in 2025. Under the share repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the share repurchase program.

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

On May 1, 2020, we entered into a three-year, senior secured revolving credit facility of up to $400.0 million. On December 10, 2021, the credit agreement was amended to extend the maturity date of the credit facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. The amended credit agreement provides that, subject to customary conditions, we may seek to obtain from existing or new lenders the available incremental amount under the credit facility, not to exceed the greater of $200.0 million or 15% of consolidated EBIDTA. We could borrow funds under this credit facility at any time for general corporate purposes and working capital. On May 16, 2024, we borrowed $185.0 million under this credit facility, primarily to fund our acquisition of the 10% equity interest in Technoprobe discussed above. By December 31, 2024, we had fully repaid all amounts borrowed under the credit facility. As of February 20, 2025, there are no outstanding borrowings under the credit facility.

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

Our financial statements are denominated in U.S. dollars. While revenues in our test businesses are predominantly in U.S. dollars, the majority of our Robotics revenue is denominated in foreign currencies. Strengthening of the U.S. dollar would negatively affect Robotics revenue growth.

Adverse developments affecting the financial services industry, including events or risks involving liquidity, defaults or non-performance by financial institutions, could have a material adverse effect on our business, financial condition or results of operations.

We hold cash balances in several large financial institutions significantly in excess of the Federal Deposit Insurance Corporation ("FDIC") and global insurance limits. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. For example, on March 10, 2023, Silicon Valley Bank ("SVB"), who is a lender in our revolving credit facility and where we maintain certain accounts and cash deposits, was placed into receivership with the FDIC, which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. As of March 13, 2023, access to our cash and cash equivalents at SVB was fully restored. There is no guarantee that the FDIC or any other global insurer will provide access to uninsured funds in the future in the event of the closure of any other banks or financial institutions in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial position, and liquidity.

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

The global supply shortage of electrical components and inflationary cost increases impact our ability to meet customer demand and could adversely affect our business and financial results.

The global supply shortage of electrical components, including semiconductor chips, impacted our supply chain in 2023. As a result, we experienced and may experience in the future, increases in our lead times and costs for certain components for certain products. We may also experience delays in the delivery of some orders placed by our customers. In addition, inflationary pressures have in the past contributed to increased costs for product components along with wage inflation which yielded a minimal impact to the costs of our products, gross margin and profit for the year. In an effort to mitigate these risks, we may in some cases, incur higher costs due to investment in supply chain resiliency and to secure available inventory or have extended or non-cancellable purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts prove inaccurate. We have also sourced components from additional suppliers and multi-sourced and pre0ordered components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced in the past. However, if we are unable to secure manufacturing capacities from our current or new suppliers and contract manufacturers, on acceptable terms or at all, or successfully manage our purchase commitments and inventory for components, our ability to deliver our products to our customers in the desired quantities, at competitive prices or in a timely manner may be negatively impacted for 2025. We also have been, and may continue to attempt to, offset the effect of these inflationary pressures by increasing the prices of our products. However, we may not be fully able to pass additional costs on to our customers, which could have a negative impact on our results of operations and financial condition.

Our operations may be adversely impacted if our outsourced contract manufacturers or service providers fail to perform.

We depend on Flex Ltd. (“Flex”) to manufacture and test our FLEX and J750 family of products from its facility in Malaysia; Plexus Corp. (“Plexus”) to manufacture and test our Magnum products from its facilities in Malaysia and Thailand and our ETS family of products from its facility in Malaysia; SAM Meerkat to manufacture and test our storage test family of products from its facilities in Malaysia and Thailand and on other contract manufacturers to manufacture other products. If for any reason these contract manufacturers cannot provide us with these products in a timely fashion, or at all, we may not be able to sell these products to our customers until we enter a similar arrangement with an alternative contract manufacturer.

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

Competition for employees with skills we require is intense in the high technology industry. We expect intense competition for employees to continue in 2025. Our success will depend on our ability to attract and retain key technical employees. The loss of one or more key or other employees, a decrease in our ability to attract additional qualified employees, or the delay in hiring key personnel could each have a material adverse effect on our business, results of operations or financial condition.

Our operations, and the operations of our customers and suppliers, are subject to risks of natural catastrophic events, severe weather, widespread health epidemics, acts of war, terrorist attacks and the threat of domestic and international terrorist attacks, any one of which could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could negatively affect our business and results of operations. In certain cases, our insurance policy may be insufficient to cover losses.

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

Global climate change can result in natural disasters occurring more frequently, with greater intensity and with less predictability. For example, when our operations in Cebu, Philippines experienced a devastating typhoon, our employees in Cebu succeeded in restoring most of our operations within days despite the severity of the damage in the region. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear but could be severe.

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

We rely on various information technology networks and systems to process, transmit and store electronic information, including proprietary and confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. We have experienced several attempted cyber-attacks of our network. None of the attempted attacks have caused a disruption to our operations or had a material adverse effect on our business or financial results. As a result of the attempts, we have taken further preventive security measures to protect our systems. Despite the preventative security measures we have implemented, we may continue to be vulnerable to attempts by third parties to gain unauthorized access to our networks or sabotage our systems. These attempts, which might be related to criminal hackers, industrial espionage or state-sponsored intrusions, include trying to covertly introduce malware to our computers, networks and systems and impersonating authorized users. In addition, third party suppliers and service providers that we rely on to manage our networks and systems and who process and store our proprietary and confidential data, including the data of our customers and suppliers, may also be subject to similar attacks. Employees and contractors may also attempt to gain unauthorized access to our systems and steal proprietary and confidential data. Such attempts could result in the misappropriation, theft, misuse, disclosure or loss or destruction of the intellectual property, or the proprietary, confidential or personal information, of Teradyne or our employees, customers, suppliers or other third parties, as well as damage to or disruptions in our information technology networks and systems. These threats are constantly evolving and expanding, such as through the increased use of artificial intelligence in our products and expanding remote work opportunities for our employees, thereby increasing the difficulty of defending against them or implementing adequate preventative measures. While we seek to detect and investigate all security incidents and to prevent their recurrence, attempts to gain unauthorized access to our information technology networks and systems may be successful, and in some cases, we might be unaware of an incident or its magnitude and effects. A failure in or a breach of our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyber-attacks, could have a material adverse effect on our business or financial results, disrupt our business, result in the disclosure or misuse of proprietary or confidential information, damage our reputation, cause losses and increase our costs. We expect to continue to devote significant resources to the security of our information technology networks and systems.

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

We are exposed to risks related to the use of AI tools by us and others.

Although we are evaluating, and where we believe appropriate, incorporating AI tools into our products and operations, our use of AI tools may subject us to significant competitive, legal, regulatory and other risks, and there can be no assurance that our use of AI tools will enhance our products, business operations or result in a benefit to us. Our competitors may be more successful in their use of AI tools, including by developing superior products or improving their operations with the assistance of AI. Additionally, there could be adverse impacts from flawed algorithms. Our use of AI tools, or our customers uses of our products that incorporate AI, could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity, and the unauthorized use of our data. The jurisdictions in which we conduct business have and may adopt laws and regulations related to AI, which could cause us to incur greater compliance costs, limit our use of AI tools, or subject us to legal liabilities.

Risks Related to Legal and Regulatory Compliance

The implementation of tariffs on our products may have a material impact on our business.

Our business operations and supply chain are global and may be disrupted by the implementation of tariffs.

In 2018, the United States Trade Representative imposed a 25% tariff on many lists of products, including certain Teradyne products that are made in China and imported into the United States. On February 1, 2025, President Trump issued an executive order directing the United States to impose an additional 10% tariff on all imports from China effective February 4, 2025.We plan to implement operational changes that mitigate some of the impact of these tariffs on the import of our impacted products into the United States. As a result, the existing tariffs have not had a material adverse effect on our business, financial condition or results of operations. The implementation of additional tariffs by the United States could have a material adverse effect on our business, financial condition or results of operations.

In addition to the actions taken by the United States, China has implemented retaliatory tariffs on products made in the United States and imported into China. These tariffs have not yet impacted Teradyne products. However, notwithstanding our efforts, the retaliatory tariffs or other trade restrictions implemented by China and possible future retaliatory actions by China or other nations could disrupt our business operations, sales and supply chain and, therefore, have a material adverse effect on our business, financial condition or results of operations.

In February, 2025, President Trump issued executive orders directing the United States to impose new or additional tariffs on certain imports from Canada, Mexico and China and subsequently announced his intention to pause such tariffs on Canada and Mexico. While we do not believe any tariffs announced to date will have a material adverse effect on our business, financial condition or results of operations, we are still evaluating the potential impact of these tariffs and any additional tariffs implemented by the

Trump administration as well as any retaliatory actions by the impacted countries to our business and financial condition and outlook. The actual impact on any new tariffs is subject to a number of factors including the effective date, duration, amount, scope and nature of the tariffs, any retaliatory actions any impacted country may take, and any mitigating actions that are available.

Trade regulations and restrictions impact our ability to manufacture certain products and to sell products to and support certain customers, which may materially adversely affect our sales and results of operations.

We are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions regulations prohibit the export of certain products, services and technologies, and in other circumstances are required to obtain an export license before exporting the controlled item. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. As further described below, compliance with these laws has not significantly limited our sales over time, but could significantly limit them in the future. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to drop, which could have a material adverse effect on our business, financial condition or results of operations.

The U.S. government from time to time has issued export restrictions that prohibit U.S. companies from exporting U.S. manufactured products, foreign manufactured products with more than 25% controlled U.S. content, foreign made product which was produced using U.S. technology, as well as U.S. origin technology. For example, the U.S. Department of Commerce has restricted the access of U.S. origin technologies to certain Chinese semiconductor companies by adding those companies to the Entity List and the Foreign Direct Product Rule ("FDP") under U.S. Export Administration Regulations (“EAR”). On May 16, 2019, Huawei and 68 of its affiliates, including HiSilicon, were added to the U.S. Department of Commerce Entity List under EAR. On December 2, 2024, certain of our customers and prospective customers were added to the U.S. Department of Commerce Entity List or FDP under EAR. The addition of certain of these companies to the entity list and FDP has had and will continue to have an adverse impact on our business with these customers. We will take appropriate actions, including filing for licenses with the U.S. Department of Commerce to attempt to minimize the impact of the restrictions on our business.

On April 28, 2020, the U.S. Department of Commerce published new export control regulations for certain U.S. products and technology sold to military end users or for military end-use in China, Russia and Venezuela. The definition of military end user is broad. The regulations went into effect on June 29, 2020. In December 2020, the U.S. Department of Commerce issued a list of companies in China and other countries that it considered to be military end users. Compliance with the new export controls has impacted our ability to sell products to certain customers in China. In addition, while we maintain an export compliance program, our compliance controls could be circumvented, exposing us to legal liabilities. We will continue to assess the impact of these export controls on our business and operations and take appropriate actions to ensure compliance and minimize any disruption. However, we cannot be certain that the actions we take will mitigate all the risks associated with the export controls that may impact our business.

On October 7, 2022, the U.S. Department of Commerce published regulations restricting the export to China of advanced semiconductors, supercomputer technology, equipment for the manufacturing of advanced semiconductors and components and technology for the manufacturing in China of certain semiconductor manufacturing equipment. The restrictions impacted our sales to certain companies in China and our manufacturing and development operations in China. We mitigated the impact of these restrictions on our business by obtaining licenses from the U.S. Department of Commerce. On October 17, 2023, the U.S. Department of Commerce released new rules updating the export controls issued on October 7, 2022. The new rules, which took effect on November 17, 2023, significantly limit the impact of the October 7, 2022 restrictions on our business. On December 2, 2024, the U.S. Department of Commerce released additional new rules updating export controls. These regulations may continue to have an adverse impact on certain actual or potential customers and on the global semiconductor industry. To the extent the regulations impact actual and potential customers or disrupt the global semiconductor industry, our business and revenues will be adversely impacted.

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

We are subject to both domestic and international environmental regulations and statutory strict liability relating to the use, storage, discharge, site cleanup and disposal of hazardous chemicals used in our manufacturing processes. In addition, future regulations in response to global climate change may affect us, our suppliers, and our customers. Such regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers and/or suppliers. Future climate change regulations could result in decreased demand for our products. If we fail to comply with present and future regulations, or are required to perform site remediation, we could be subject to future liabilities or cost, including penalties or the suspension of production. Present and future regulations may also:

•
restrict our ability to expand facilities;
•
restrict our ability to ship certain products;
•
require us to modify our operations logistics;
•
require us to acquire costly equipment; or
•
require us to incur other significant costs and expenses.

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2024, we have not incurred material costs as a result of the monitoring and remediation steps taken at the Massachusetts and New Hampshire sites.

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

Governance

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Chief Information Security Officer ("CISO"), brief the Audit Committee of the Board of Directors quarterly and the full Board of Directors at least annually on our cybersecurity and information security posture.

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

Item 2: Properties

We conduct manufacturing, engineering, sales and marketing, service, corporate administration and other operations in various leased and owned facilities throughout the world. We own approximately 920,000 square feet of office space and lease approximately 1,340,000 square feet of office space. We own our corporate headquarters in North Reading, Massachusetts, which is approximately 422,000 square feet. We believe our existing facilities are adequate to meet our current and reasonably foreseeable requirements. We regularly evaluate our expected facility needs and periodically make adjustments based on these evaluations. In 2024, we completed construction of an approximately 200,000 square foot building in Odense, Denmark, for our Robotics operations.

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

Item 4: Mine Safety Disclosure

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TER.” As of February 20, 2025, there were approximately 1,084 holders of record of shares of our common stock.

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information on the frequency and amounts of our quarterly cash dividends, equity compensation plans and performance graph.

The following table includes information with respect to repurchases we made of our common stock during the three months ended December 31, 2024 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
September 30, 2024 – October 27, 2024	104		$129.01		103	$1,531,150
October 28, 2024 – November 24, 2024	475		107.04		475	1,480,482
November 25, 2024 – December 31, 2024	668		120.26		668	1,400,063
	1,247	(1)	$115.95	(1)	1,246

(1)
Includes approximately two thousand shares at an average price of $122.14 withheld from employees for the payment of taxes.

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
•
robotics (“Robotics”) products; and
•
defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, circuit-board test and inspection (“Production Board Test”) systems, and wireless test systems (referred collectively as "All Other").

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

In 2024, we saw strength in our Semiconductor Test business, with memory and compute offerings growing considerably compared to 2023. We expect mobile, automotive, and industrial will grow in 2025 and that recent advancements in AI inference may help mid-term recovery in these markets. Beyond AI compute, we are investing in other areas of the semiconductor test market that offer the opportunity for accelerating long-term growth, including power semi-conductors and the shift towards vertically integrated products ("VIPs"). We have seen the benefits start to materialize in 2024 and expect them to continue through the mid-term.

2024 was a very weak industrial automation market resulting in a year-over-year decline in Robotics revenues while outperforming our peer group. In 2024, we built key OEM, systems integrators and large account strategic partnerships which will strengthen our go to market for years to come. Introduction of new products, including the MiR 1200 Pallet Jack will further expand our available markets to support our growth.

On May 27, 2024, we paid 483.1 million Euros, equivalent to $524.1 million, to purchase a combination of previously issued and outstanding shares and shares newly issued by Technoprobe, S.p.A. ("Technoprobe"). The shares purchased represent 10% of the issued and outstanding shares of Technoprobe. We also received a board seat as part of the purchase. Additionally, as part of the transaction, we completed the sale of the Device Interface Solutions ("DIS") business, a component of our Semiconductor Test segment, to Technoprobe for $85.0 million in cash, net of cash and cash equivalents sold, and a customary working capital adjustment. The sale resulted in a pre-tax gain of $57.1 million recorded as 'Gain on sale of business' in the consolidated statement of operations.

Our financial statements are denominated in U.S. dollars. While revenues in our test businesses are predominantly in U.S. dollars, the majority of our Robotics revenue is denominated in foreign currencies. Strengthening of the U.S. dollar would negatively affect Robotics revenue growth in 2025.

Our corporate strategy for our test businesses is to profitably grow market share while in Robotics, we plan to profitably grow revenue through the introduction of differentiated products targeting expanding markets. Our capital allocation plan will continue to be balanced between investing in organic and inorganic growth and returning cash to shareholders through share repurchases and dividends.

Supply Chain Constraints and Inflationary Pressures

The global supply shortage of electrical components, including semiconductor chips, impacted our supply chain in the first half of 2023. In the second half of 2023 and the full year of 2024, we saw improvements related to supply constraints and, consequently, did not experience material increases in our lead times and costs for components. In addition, in 2023 and 2024, inflationary pressures contributed to increased costs for product components and wage inflation, which had a minimal impact on our cost of products, gross margin and profit for the year. While our businesses could be impacted by supply constraints in the future, we do not anticipate supply chain constraints will have a material impact on our financial results in 2025.

Government Regulations

We are subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, and other laws and regulations. Additionally, United States and foreign governmental authorities have taken, and may continue to take, administrative, legislative or regulatory action that could impact our operations. We believe that our operations are in material compliance with applicable trade regulations. The costs we incurred in complying with applicable trade regulations for the year ended December 31, 2024 were not material, and we do not currently expect the cost of complying with existing trade laws and regulations to have a material adverse effect on our capital expenditures or earnings or on our competitive position in any one year. It is possible, however, that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects.

For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see Part II - Item 1A "Risk Factors- Risks Related to Legal and Regulatory Compliance" included elsewhere in this Form 10-K.

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

Equity Method Investments

We account for investments using the equity method of accounting when it has significant influence over the financial and operating policies, but not control, of the investee. The equity method investments are initially recorded at cost and included in the 'Equity method investment' in the consolidated balance sheet. We record our share of investee's net income or loss and other comprehensive income, and the amortization of equity method basis difference, calculated as the difference between the investment and the amount of underlying equity in net assets acquired, on a 3-month lag, which is applied consistently from period to period. Our share of investee's net income and the amortization of equity method basis difference are reported in 'Equity in net earnings of affiliate' in the consolidated statement of operations. We include our share of investee's other comprehensive income and a cumulative translation adjustment in the consolidated statements of comprehensive income. We monitor on an ongoing basis its equity method investments for indicators of other-than-temporary declines in fair value below carrying value.

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

In developing the expected return on U.S. Qualified Pension Plan (“U.S. Plan”) assets assumption, we evaluated input from our investment manager and pension consultants, including their forecast of asset class return expectations. We believe that 4.65% was an appropriate rate of return on assets to use for 2024. The December 31, 2024 asset allocation for our U.S. Plan was 94% invested in fixed income securities, 5% invested in equity securities, and 1% invested in other securities. Our investment manager regularly reviews the actual asset allocation and periodically rebalances the portfolio to ensure alignment with our target allocations.

The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the FTSE Pension Index adjusted for the U.S. Plan’s expected cash flows and was 5.45% at December 31, 2024, up from 4.75% at December 31, 2023. We estimate that in 2025 we will recognize approximately $0.1 million of pension expense for the U.S. Plan. The U.S. Plan pension expense estimate for 2025 is based on a 5.45% discount rate and a 5.05% return on assets. Future pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans.

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

Results of Operations

Information pertaining to fiscal year 2022 results of operations, including a year-to-year comparison against fiscal year 2023, was included in our Annual Report on Form 10-K for the year ended December 31, 2023 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on February 22, 2024. This information is incorporated by reference herein.

The following table sets forth the percentage of total net revenues included in our consolidated statements of operations:

	Years Ended December 31,
	2024	2023
Percentage of revenues:
Revenues:
Products	81.4%	78.3%
Services	18.6	21.7
Total revenues	100.0	100.0
Cost of revenues:
Cost of products	34.1	33.0
Cost of services	7.4	9.6
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	41.5	42.6
Gross profit	58.5	57.4
Operating expenses:
Selling and administrative	21.9	21.6
Engineering and development	16.3	15.6
Acquired intangible assets amortization	0.7	0.7
Restructuring and other	0.6	0.8
Gain on sale of business	(2.0)	0.0
Total operating expenses	37.4	38.7
Income from operations	21.1	18.7
Non-operating (income) expenses:
Interest income	(0.9)	(1.0)
Interest expense	0.1	0.1
Other (income) expense, net	0.2	(0.0)
Income before income taxes and equity in net earnings of affiliate	21.6	19.6
Income tax provision	2.1	2.9
Income before equity in net earnings of affiliate	19.5	16.8
Equity in net earnings of affiliate	(0.3)	0.0
Net income	19.2%	16.8%

Revenues

Revenues for our reportable segments were as follows:

	2024	2023	2023-2024 Dollar Change
	(in millions)
Semiconductor Test	$2,123.9	$1,957.2	$166.7
Robotics	364.8	375.2	(10.4)
All Other	331.1	343.9	(12.8)
	$2,819.9	$2,676.3	$143.5

The increase in Semiconductor Test revenues of $166.7 million, or 8.5%, was driven primarily by higher tester sales for computing, ADAS, and memory applications, partially offset by lower tester sales for legacy automotive applications. The decrease in Robotics revenues of $10.4 million, or 2.8%, was driven primarily by continued weakness in the Industrial Automation market and softer sales in Universal Robots.

Our reportable segments accounted for the following percentages of consolidated revenues:

	2024	2023
Semiconductor Test	75%	73%
Robotics	13	14
All Other	12	13
	100%	100%

Revenues by country as a percentage of total revenues were as follows (1):

	2024	2023
Korea	25%	15%
Taiwan	21	14
United States	13	16
China	13	12
Europe	9	10
Japan	6	11
Singapore	3	4
Philippines	2	7
Thailand	2	3
Malaysia	2	3
Rest of the World	4	5
	100%	100%

(1)
Revenues attributable to a country are based on the location of the customer site.

The breakout of product and service revenues was as follows:

	2024	2023	2023-2024 Dollar Change
	(in millions)
Product revenues	$2,294.9	$2,096.3	$198.6
Service revenues	524.9	580.0	(55.1)
	$2,819.9	$2,676.3	$143.5

Our product revenues increased $198.6 million, or 9.5%, primarily driven by higher tester sales for computing, ADAS, and memory applications, partially offset by lower tester sales for legacy automotive application. Our service revenues decreased $55.1 million, or 9.5%, primarily in Semiconductor Test related to the sale of the DIS business on May 27, 2024.

In 2024, revenues from Samsung, a customer of our Semiconductor Test segment, accounted for 12.5% of our consolidated revenues. In 2023, revenues from Texas Instruments Inc., a customer of our Semiconductor Test segment, accounted for 10% of our consolidated revenues. In 2024 and 2023, our five largest direct customers in aggregate accounted for 36% and 32% of our consolidated revenues, respectively.

Gross Profit

	2024	2023	2023-2024 Dollar / Point Change
	(in millions)
Gross profit	$1,648.9	$1,536.7	$112.2
Percent of total revenues	58.5%	57.4%	1.1

Gross profit as a percent of total revenues increased by 1.1 points, primarily due to a higher volume and product and service mix.

The breakout of product and service gross profit was as follows:

	2024	2023	2023-2024 Dollar / Point Change
	(in millions)
Product gross profit	$1,334.0	$1,213.4	$120.6
Percent of product revenues	58.1%	57.9%	0.2
Service gross profit	$314.9	$323.4	$(8.5)
Percent of service revenues	60.0%	55.7%	4.3

Service and product revenues gross profit percentage increased by 4.3 points and 0.2 points, respectively, primarily due to higher volume and product and service mix.

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

During the year ended December 31, 2024, we recorded an inventory provision of $18.9 million included in cost of revenues, primarily due to downward revisions to previously forecasted demand levels for certain products. Of the $18.9 million of total excess and obsolete provisions, $13.6 million was related to Semiconductor Test, $2.3 million was related to Robotics, and $3.1 million was related to All Other.

During the year ended December 31, 2023, we recorded an inventory provision of $28.4 million included in cost of revenues, primarily due to downward revisions to previously forecasted demand levels for certain products. Of the $28.4 million of total excess and obsolete provisions, $22.5 million was related to Semiconductor Test, $2.3 million was related to Robotics, and $3.6 million was related to All Other.

During the years ended December 31, 2024 and 2023, we scrapped $10.6 million and $26.4 million of inventory, respectively, and sold $2.2 million and $5.2 million of previously written-down or written-off inventory, respectively. As of December 31, 2024, we had inventory related reserves for amounts which had been written-down or written-off totaling $141.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Selling and Administrative

Selling and administrative expenses were as follows:

	2024	2023	2023-2024 Change
	(in millions)
Selling and administrative	$617.0	$577.3	$39.7
Percent of total revenues	21.9%	21.6%

The increase of $39.7 million in selling and administrative expenses was primarily due to higher sales and marketing spending in Semiconductor Test.

Engineering and Development

Engineering and development expenses were as follows:

	2024	2023	2023-2024 Change
	(in millions)
Engineering and development	$460.9	$418.1	$42.8
Percent of total revenues	16.3%	15.6%

The increase of $42.8 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test.

Restructuring and Other

During the year ended December 31, 2024, we recorded $5.2 million of severance charges related to headcount reductions of 98 people primarily in Robotics and Semiconductor Test, which included charges related to a voluntary early retirement program for employees meeting certain conditions, $3.6 million of acquisition and divestiture expenses, and $1.3 million of charges related to lease terminations.

During the year ended December 31, 2023, we recorded a charge of $14.7 million of severance charges related to headcount reductions of 215 people primarily in Semiconductor Test and Robotics, which included charges related to a voluntary early retirement program for employees meeting certain conditions, $3.1 million of acquisition and divestiture expenses related to the Technoprobe transaction, a $1.5 million contract termination charge, and a charge of $1.1 million for an increase in environmental liabilities.

Interest and Other

	2024	2023	2023-2024 Change
	(in millions)
Interest income	$(24.8)	$(27.3)	$2.5
Interest expense	3.6	3.8	(0.2)
Other (income) expense, net	5.9	(1.0)	6.8

Other (income) expense, net decreased by $6.8 million primarily due to $9.8 million loss on our call option in connection with our agreement to acquire a 10% investment in Technoprobe S.p.A, partially offset by the change in pension actuarial gains/losses, from a $2.7 million loss in 2023 to a $4.4 million gain in 2024.

Income (Loss) Before Income Taxes

	2024	2023	2023-2024 Change
	(in millions)
Semiconductor Test	$558.2	$498.5	$59.7
Robotics	(77.6)	(54.3)	(23.3)
All Other	65.7	79.5	(13.8)
Corporate and Eliminations (1)	62.7	1.9	60.8
	$609.1	$525.6	$83.5

(1)
Included in Corporate and Eliminations are gain on sale of business, interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), acquisition and divestiture related fees, legal and environmental fees, contract termination settlement charge, and modification of outstanding equity awards.

The increase in income before income taxes in Semiconductor Test was driven primarily by higher tester sales for computing, ADAS, and memory applications, partially offset by lower tester sales for legacy automotive application. The decrease in income before income taxes in Robotics was primarily driven by continued weakness in the Industrial Automation market and softer sales in Universal Robots along with higher selling and administrative costs. The decrease in income before income taxes in All Other was driven primarily by a decrease in sales of Wireless Test products.

Income Taxes

Income tax expense for 2024 and 2023 totaled $59.5 million and $76.8 million, respectively. The effective tax rate for 2024 and 2023 was 9.8% and 14.6%, respectively.

The decrease in the effective tax rate from 2023 to 2024 is primarily attributable to a shift in the geographic distribution of income which resulted in a reduction in income in higher tax rate foreign jurisdictions, the benefit of the release of reserves for uncertain tax positions as a result of the expiration of statute and a decrease in non-deductible officer’s compensation. These decreases in expense were partially offset by reductions in benefits from foreign tax credits, U.S research and development credits and the U.S. foreign derived intangible income deduction.

We qualify for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2024 and 2023 were $17.1 million or $0.10 per diluted share and $1.4 million or $0.01 per diluted share, respectively. In November 2020, we entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

Capital Resources and Material Cash Requirements

Our cash, cash equivalents and marketable securities balance decreased by $213.4 million in 2024 to $723.8 million. Cash decreased due to investments in businesses for $532.1 million, stock repurchases in the amount of $198.6 million, and quarterly cash dividend payments in the amount of $76.4 million, partially offset by proceeds from the sale of business and cash generated by our global operations.

Operating activities during 2024 provided cash of $672.2 million. Changes in operating assets and liabilities used cash of $23.9 million. This was due to a $75.5 million decrease in operating assets and a $51.6 million decrease in operating liabilities.

The decrease in operating assets was primarily due to a decrease in other assets and inventory of $119.5 million and $8.7 million respectively, partially offset by a $52.7 million increase in accounts receivable, driven by higher sales at year-end.

The decrease in operating liabilities was due to a $48.2 million decrease in accounts payable, a $6.2 million decrease in other accrued compensation, $5.8 million of retirement plan contributions, and a $3.6 million decrease in income taxes, partially offset by a $12.2 million increase in deferred revenue and customer advance payments.

Investing activities during 2024 used cash of $622.3 million, comprised of $532.1 million used for investments in businesses, $198.1 million used for purchases of property, plant and equipment, and $45.8 million used for purchases of marketable securities, partially offset by $90.3 million in proceeds from the sale of a business, $38.4 million and $24.0 million in proceeds from the maturities and sales of marketable securities, respectively, and $0.9 million in proceeds from life insurance.

Financing activities during 2024 used cash of $251.8 million, due to $198.6 million used for the repurchase of 1.7 million shares of common stock at an average price of $114.63 per share, $76.4 million used for dividend payments, and $14.1 million used for payments related to net settlement of employee stock compensation awards, partially offset by $37.3 million from the issuance of common stock under employee stock purchase and stock option plans.

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

Investing activities during 2023 used cash of $179.6 million, due to $161.9 million used for purchases of marketable securities, $159.6 million used for purchases of property, plant and equipment, and $5.0 million used for issuance of convertible loans, partially offset by $85.0 million and $61.4 million in proceeds from maturities and sales of marketable securities, respectively, and $0.5 million in proceeds from the cancellation of Teradyne owned life insurance policies related to the cash surrender value.

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

In January 2024, May 2024, August 2024 and November 2024, our Board of Directors declared a quarterly cash dividend of $0.12 per share. Total dividend payments in 2024 were $76.4 million. In January 2023, May 2023, August 2023 and November 2023, our Board of Directors declared a quarterly cash dividend of $0.11 per share. Total dividend payments in 2023 were $67.9 million.

In January 2023, our Board of Directors cancelled the 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. In 2024, we repurchased 1.7 million shares of common stock for $198.6 million, which excludes related excise tax, at an average price of $114.63 per share. In 2023, we repurchased 3.9 million shares of common stock for $397.2 million, which excludes related excise tax, at an average price of $102.47 per share against the 2023 repurchase program. The cumulative repurchases as of December 31, 2024, under the 2023 repurchase program, were 5.6 million shares of common stock for $595.2 million, exclusive of tax, at an average price per share of $106.21. In 2025, we intend to repurchase up to $400.0 million.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On May 27, 2024, we paid 483.1 million Euros, equivalent to $524.1 million, to purchase a combination of previously issued and outstanding shares and shares newly issued by Technoprobe, S.p.A. ("Technoprobe"). The shares purchased represent 10% of the issued and outstanding shares of Technoprobe. We also received a board seat as part of the purchase. Additionally, as part of the transaction, we completed the sale of the Device Interface Solutions ("DIS") business, a component of the Semiconductor Test segment, to Technoprobe for $85.0 million in cash, net of cash and cash equivalents sold, and a customary working capital adjustment. The sale resulted in a pre-tax gain of $57.1 million recorded as 'Gain on sale of business' in the consolidated statement of operations.

On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. On November 7, 2023, the Credit Agreement was amended to allow for the purchase of the shares of Technoprobe. On May 16, 2024, we borrowed $185.0 million under the credit agreement to partially fund the acquisition of 10% of the issued and outstanding shares of Technoprobe. We fully repaid our borrowings on the revolving credit facility prior to December 31, 2024. As of February 20, 2025, there are no outstanding borrowings under the credit facility.

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

At December 31, 2024, our future contractual obligations were related to debt, leases, retirement plan liabilities, deferred tax benefits, and purchase obligations. See Note K. “Debt”, Note J. “Leases”, Note Q. “Retirement Plans”, and Note T. “Income Taxes” of Notes to Consolidated Financial Statements in this Annual Report for information about those obligations, which Notes are incorporated by reference into this section. Our purchase obligations were approximately $419.8 million, with $409.6 million expected to be paid within twelve months.

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

For the year ended December 31, 2024, our pension expense, which includes the U.S. Qualified Pension Plan (“U.S. Plan”), certain qualified plans for non-U.S. subsidiaries, and a U.S. Supplemental Executive Defined Benefit Plan, was approximately $0.1 million. Pension expense is calculated based upon a number of actuarial assumptions. Discount rate and expected return on assets are two assumptions which are important elements of pension plan expense and asset/liability measurement. We evaluate our discount rate and expected rate of return on assets assumptions annually on a plan and country specific basis. We evaluate other assumptions related to demographic factors, such as retirement age, mortality and turnover periodically, and update them to reflect our experience and expectations for the future.

In developing the expected return on U.S. Plan assets assumption, we evaluated input from our investment manager and pension consultants, including their forecast of asset class return expectations. We believe that 4.65% was an appropriate rate of return on assets to use for 2024. The December 31, 2024 asset allocation for our U.S. Plan was 94.0% invested in fixed income securities, 5% invested in equity securities, and 1% invested in other securities. Our investment manager regularly reviews the actual asset allocation and periodically rebalances the portfolio to ensure alignment with our target allocations.

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

The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the FTSE Pension Index adjusted for the U.S. Plan’s expected cash flows and was 5.45% at December 31, 2024, up from 4.75% at December 31, 2023. We estimate that in 2025, we will recognize approximately $0.1 million of pension expense for the U.S. Plan. The U.S. Plan pension expense estimate for 2025 is based on a 5.45% discount rate and a 5.05% return on assets. Future pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans.

As of December 31, 2024, our pension plans had no unrecognized pension prior service cost.

The assets of the U.S. Plan consist substantially of fixed income securities. U.S. Plan assets have decreased from $112.6 million at December 31, 2023 to $81.4 million at December 31, 2024, while the U.S. Plan’s liability decreased from $101.1 million at December 31, 2023 to $69.4 million at December 31, 2024.

Our funding policy is to make contributions to our pension plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2024, we made contributions of $3.1 million to the U.S. supplemental executive defined benefit pension plan, and $1.0 million to certain qualified plans for non-U.S. subsidiaries. In 2025, we expect to contribute approximately $3.3 million to the U.S. supplemental executive defined benefit pension plan. Contributions to be made in 2025 to certain qualified plans for non-U.S. subsidiaries are based on local statutory requirements and are estimated at approximately $1.1 million.

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Plan discussed in Note R: “Stock-Based Compensation” in Notes to Consolidated Financial Statements, we have a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”) under which equity securities are authorized for issuance. The 2006 Equity Plan was initially approved by stockholders on May 25, 2006.

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

The following table presents information about these plans as of December 31, 2024 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column one)
Equity plans approved by shareholders	1,668	(1)	$99.51	6,862	(2)

(1)
Includes 1,527,351 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.

(2)
Consists of 3,638,237 securities available for issuance under the 2006 Equity Plan and 3,224,044 of securities available for issuance under the Employee Stock Purchase Plan.

The purpose of the 2006 Equity Plan is to motivate employees, officers and directors by providing equity ownership and compensation opportunities in Teradyne. The aggregate number of shares available under the 2006 Equity Plan as of December 31, 2024 was 3,638,237 shares of our common stock. The 2006 Equity Plan authorizes the grant of stock-based awards in the form of (1) non-qualified and incentive stock options, (2) stock appreciation rights, (3) restricted stock awards and restricted stock unit awards, (4) phantom stock, and (5) other stock-based awards. Awards may be tied to time-based vesting schedules and/or performance-based vesting measured by reference to performance criteria chosen by the Compensation Committee of the Board of Directors, which administers the 2006 Equity Plan. Awards may be made to any employee, officer, consultant and advisor of Teradyne and our subsidiaries, as well as to our directors. The maximum number of shares of stock-based awards that may be granted to one participant during any one fiscal year is 2,000,000 shares of common stock.

As of December 31, 2024, total unrecognized compensation expense related to non-vested restricted stock units and options was $82.6 million and is expected to be recognized over a weighted average period of 2.5 years.

Performance Graph

The following graph compares the change in our cumulative total shareholder return in our common stock with (i) the Standard & Poor’s 500 Index and (ii) the Morningstar Global Semiconductor Equipment & Materials GR USD Industry Group. The comparison assumes $100.00 was invested on December 31, 2019 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Historic stock price performance is not necessarily indicative of future price performance.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires us to disclose significant segment expenses and other segment items used by the Chief Operating Decision Maker ("CODM") on an annual and interim basis as well as provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, we are required to disclose the title and position of the CODM. We retrospectively adopted and complied with this standard for the annual period ending December 31, 2024. See Note U: "Segment, Geographic and Significant Customer Information." The adoption of this standard had no impact on our results of operations, cash flows or financial condition.

In December 2023, the FASB issued ASU 2023-09 –“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires expanded disclosures relating to the tax rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit) and income tax expense (benefit), requiring a greater disaggregation of information for each. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The amendments in this update should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact of this new standard.

In November 2024, the FASB issued ASU 2024-03-"Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires disclosure of additional expense information on an annual and interim basis, including the amounts of inventory purchases, employee compensation, depreciation and intangible amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this update should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact of this new standard.

Item 7A: Quantitative and Qualitative Disclosures about Market Risks

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, forward currency contracts and accounts receivable. Our cash equivalents consist primarily of money market funds invested in U.S. Treasuries and government agencies. Our fixed income available-for-sale marketable securities have a minimum rating of AA by one or more of the major credit rating agencies. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable. As of December 31, 2024, two customers of our Semiconductor Test segment, Taiwan Semiconductor Manufacturing Co. and SK Hynix Inc, each accounted for 10% of our accounts receivable balance. As of December 31, 2023, a customer of our Semiconductor Test segment, Texas Instruments Inc., accounted for 18% of our accounts receivable balance.

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

We also enter into foreign currency forward contracts to hedge the impact of exchange rates on our revenues in Japanese Yen. These contracts have maturities of less than one year. We do not engage in currency speculation.

On November 7, 2023, in connection with our agreement to acquire 10% investment in Technoprobe S.p.A, we purchased a call option to buy 481.0 million Euros, which expired in April 2024. On April 12, 2024, we entered into a forward to buy 481.0 million Euros, which expired on May 23, 2024.

We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2024 and 2023, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk Management

We are exposed to potential losses due to changes in interest rates. Our interest rate exposure is primarily related to short-term and long-term marketable securities.

In order to estimate the potential loss due to interest rate risk, a fluctuation in interest rates of 25 basis points was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. The potential change in the fair value from changes in interest rates is immaterial as of December 31, 2024 and 2023.

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teradyne, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Teradyne, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of convertible common shares and shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(c) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Certain Product Revenue

As described in Note B to the consolidated financial statements, the Company recognizes revenue for transactions that do not meet the criteria for over time recognition, at a point in time when shipped or delivered based on contractual terms. The transaction price is the amount of consideration the Company expects to be entitled to in exchange for such products, which is generally at contractually stated prices. The Company’s total product revenue was $2.3 billion for the year ended December 31, 2024, of which a majority relates to certain product revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition for certain of the Company’s product revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition process for certain product revenue. These procedures also included, among others (i) testing the revenue recognized for a sample of certain product revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, and proof of shipment or delivery; (ii) testing the timing of revenue recognized for a sample of certain product revenue transactions that occurred near period end by obtaining and inspecting source documents, such as purchase orders, invoices, and proof of shipment or delivery; and (iii) testing a sample of outstanding customer invoice balances as of December 31, 2024 by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 20, 2025

We have served as the Company’s auditor since 1968.

TERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$553,354	$757,571
Marketable securities	46,312	62,154
Accounts receivable, less allowance for credit losses of $2,111 and $1,988 in 2024 and 2023, respectively	471,426	422,124
Inventories, net	298,492	309,974
Prepayments	429,086	548,970
Other current assets	17,727	37,992
Current assets held for sale	—	23,250
Total current assets	1,816,397	2,162,035
Property, plant and equipment, net	508,171	445,492
Operating lease right-of-use assets, net	70,185	73,417
Marketable securities	124,121	117,434
Deferred tax assets	222,438	175,775
Retirement plans assets	11,994	11,504
Equity Method Investment	494,494	—
Other assets	49,620	38,580
Acquired intangible assets, net	15,927	35,404
Goodwill	395,367	415,652
Long-term assets held for sale	—	11,531
Total assets	$3,708,714	$3,486,824
LIABILITIES
Current liabilities:
Accounts payable	$134,792	$180,131
Accrued employees’ compensation and withholdings	204,991	191,750
Deferred revenue and customer advances	107,710	99,804
Other accrued liabilities	90,777	114,712
Operating lease liabilities	18,699	17,522
Income taxes payable	67,610	48,653
Current liabilities held for sale	—	7,379
Total current liabilities	624,579	659,951
Retirement plans liabilities	133,338	132,090
Long-term deferred revenue and customer advances	40,505	37,282
Deferred tax liabilities	1,038	183
Long-term other accrued liabilities	7,442	19,998
Long-term operating lease liabilities	57,922	65,092
Long-term income taxes payable	24,596	44,331
Long-term liabilities held for sale	—	2,000
Total liabilities	889,420	960,927
Commitments and contingencies (Note N)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 161,722 and 152,698 shares issued and outstanding at December 31, 2024 and 2023, respectively	20,215	19,087
Additional paid-in capital	1,909,538	1,827,274
Accumulated other comprehensive loss	(81,220)	(26,978)
Retained earnings	970,761	706,514
Total shareholders’ equity	2,819,294	2,525,897
Total liabilities and shareholders’ equity	$3,708,714	$3,486,824

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022
	(in thousands, except per share amount)
Revenues:
Products	$2,294,935	$2,096,286	$2,591,572
Services	524,945	580,012	563,473
Total revenues	2,819,880	2,676,298	3,155,045
Cost of revenues:
Cost of products	960,888	882,892	1,042,555
Cost of services	210,065	256,658	245,339
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	1,170,953	1,139,550	1,287,894
Gross profit	1,648,927	1,536,748	1,867,151
Operating expenses:
Selling and administrative	617,047	577,315	558,103
Engineering and development	460,876	418,089	440,591
Acquired intangible assets amortization	18,764	18,999	19,333
Restructuring and other	15,571	21,277	17,185
Gain on sale of business	(57,119)	—	—
Total operating expenses	1,055,139	1,035,680	1,035,212
Income from operations	593,788	501,068	831,939
Non-operating (income) expenses:
Interest income	(24,772)	(27,348)	(6,379)
Interest expense	3,587	3,806	3,719
Other (income) expense, net	5,887	(962)	(5,786)
Income before income taxes and equity in net earnings of affiliate	609,086	525,572	840,385
Income tax provision	59,503	76,820	124,884
Income before equity in net earnings of affiliate	549,583	448,752	715,501
Equity in net earnings of affiliate	(7,211)	—	—
Net income	$542,372	$448,752	$715,501
Net income per common share:
Basic	$3.41	$2.91	$4.52
Diluted	$3.32	$2.73	$4.22
Weighted average common shares—basic	159,083	154,310	158,434
Weighted average common shares—diluted	163,314	164,304	169,734

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net income	$542,372	$448,752	$715,501
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, respectively	(52,847)	17,407	(29,031)
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(470), $568, ($3,388), respectively	(1,699)	2,423	(12,666)
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $24, $12, $25, respectively	86	44	301
	(1,613)	2,467	(12,365)
Cash flow hedges:
Unrealized (losses) gains arising during period, net of tax of $593, $1,537, $(708), respectively	2,100	5,464	(2,517)
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $(527), $(686), $0, respectively	(1,875)	(2,441)	—
	225	3,023	(2,517)
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax $(2), $(2), $(2), respectively	(7)	(7)	(7)
Other comprehensive income (loss)	(54,242)	22,890	(43,920)
Comprehensive income	$488,130	$471,642	$671,581

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE COMMON SHARES

AND SHAREHOLDERS’ EQUITY

		Shareholders’ Equity
	Convertible Common Shares Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
Year Ended December 31, 2021	$1,512	162,251	$20,281	$1,811,545	$(5,948)	$736,566	2,562,444
Net issuance of common stock under stock-based plans		761	96	(4,471)			(4,375)
Stock-based compensation expense				48,466			48,466
Repurchase of common stock		(7,253)	(907)			(751,175)	(752,082)
Cash dividends ($0.44 per share)						(69,763)	(69,763)
Settlements of convertible notes		1,495	187	(442)			(255)
Exercise of convertible notes hedge call options		(1,495)	(187)	187			—
Convertible common shares	(1,512)			1,512			1,512
Cumulative-effect of change in accounting principle related to convertible debt				(100,834)		94,600	(6,234)
Net income						715,501	715,501
Other comprehensive loss					(43,920)		(43,920)
Year Ended December 31, 2022	$—	155,759	$19,470	$1,755,963	$(49,868)	$725,729	$2,451,294
Net issuance of common stock under stock-based plans		848	106	13,371			13,477
Stock-based compensation expense				57,940			57,940
Repurchase of common stock		(3,909)	(489)			(400,040)	(400,529)
Cash dividends ($0.44 per share)						(67,927)	(67,927)
Settlements of convertible notes		1,072	133	(133)			—
Exercise of convertible notes hedge call options		(1,072)	(133)	133			—
Net income						448,752	448,752
Other comprehensive income					22,890		22,890
Year Ended December 31, 2023	$—	152,698	$19,087	$1,827,274	$(26,978)	$706,514	$2,525,897
Net issuance of common stock under stock-based plans		728	91	23,137			23,228
Stock-based compensation expense				60,397			60,397
Warrant exercises		10,036	1,254	(1,270)			(16)
Repurchase of common stock		(1,740)	(217)			(201,666)	(201,883)
Cash dividends ($0.48 per share)						(76,459)	(76,459)
Net income						542,372	542,372
Other comprehensive income					(54,242)		(54,242)
Year Ended December 31, 2024	$—	161,722	$20,215	$1,909,538	$(81,220)	$970,761	$2,819,294

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$542,372	$448,752	$715,501
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	100,977	92,118	90,763
Stock-based compensation	60,122	57,682	48,228
Provision for excess and obsolete inventory	18,922	28,358	31,452
Amortization	18,764	18,768	19,912
Losses (gains) on investments	10,056	(14,915)	9,985
Equity in net earnings of affiliate	7,211	—	—
Gain on sale of business	(57,119)	—	—
Deferred taxes	(46,360)	(37,642)	(38,693)
Retirement plans actuarial (gains) losses	(4,355)	2,703	(25,584)
Loss (gain) on sale of asset	—	—	(3,410)
Other	(2,290)	(955)	2,353
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(52,659)	70,977	50,628
Inventories	8,707	5,327	(80,809)
Prepayments and other assets	119,454	(43,101)	(140,713)
Accounts payable and other accrued expenses	(54,386)	46,782	(60,507)
Deferred revenue and customer advances	12,176	(57,210)	(6,233)
Retirement plan contributions	(5,814)	(5,492)	(5,116)
Income taxes	(3,602)	(26,921)	(29,834)
Net cash provided by operating activities	672,176	585,231	577,923
Cash flows from investing activities:
Investments in businesses	(532,060)	—	—
Purchases of property, plant and equipment	(198,095)	(159,642)	(163,249)
Purchases of marketable securities	(45,796)	(161,906)	(287,409)
Issuance of convertible loan	—	(5,000)	—
Proceeds from the sale of a business, net of cash and cash equivalents sold	90,348	—	—
Proceeds from maturities of marketable securities	38,353	85,042	222,941
Proceeds from sales of marketable securities	24,035	61,401	268,058
Proceeds from life insurance	873	460	—
Proceeds from sale of asset	—	—	3,410
Net cash (used for) provided by investing activities	(622,342)	(179,645)	43,751
Cash flows from financing activities:
Repurchase of common stock	(198,574)	(397,241)	(752,082)
Payments of borrowings on revolving credit facility	(185,000)	—	—
Dividend payments	(76,423)	(67,878)	(69,711)
Payments related to net settlement of employee stock compensation awards	(14,100)	(20,788)	(33,170)
Payments of convertible debt principal	—	(50,264)	(66,759)
Proceeds from borrowings on revolving credit facility	185,000	—	—
Issuance of common stock under stock purchase and stock option plans	37,330	34,259	28,733
Net cash used for financing activities	(251,767)	(501,912)	(892,989)
Effects of exchange rate changes on cash and cash equivalents	(2,284)	(876)	3,889
(Decrease) increase in cash and cash equivalents	(204,217)	(97,202)	(267,426)
Cash and cash equivalents at beginning of year	757,571	854,773	1,122,199
Cash and cash equivalents at end of year	$553,354	$757,571	$854,773
Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$767	$296	$1,498
Income taxes	$121,428	$140,239	$193,246
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$3,893	$2,735	$1,826

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.
THE COMPANY

Teradyne, Inc. (“Teradyne”) is a leading global supplier of automated test equipment and robotics solutions. Teradyne designs, develops, manufactures, and sells automated test systems and robotics products. Teradyne’s automated test systems are used to test semiconductors, wireless products, data storage and complex electronics systems in many industries including consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Teradyne’s robotics products consist primarily of collaborative robotic arms and autonomous mobile robots used by global manufacturing, logistics and industrial customers to improve quality, increase manufacturing and material handling efficiency, and decrease manufacturing and logistics costs. Teradyne’s automated test equipment and robotics products and services include:

•
semiconductor test (“Semiconductor Test”) systems;
•
robotics (“Robotics”) products; and
•
defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, circuit-board test and inspection (“Production Board Test”) systems, and wireless test systems (referred collectively as "All Other").
B.
ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Teradyne and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years’ amounts were reclassified to conform to the current year presentation.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue, inventories, investments, goodwill, intangible and other long-lived assets, accounts receivable, income taxes, deferred tax assets and liabilities, pensions, warranties, and loss contingencies. Management bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

As of December 31, 2024 and 2023, deferred revenue and customer advances consisted of the following and are included in the short and long-term deferred revenue and customer advances:

	2024	2023
	(in thousands)
Maintenance, service and training	$58,473	$66,458
Customer advances, undelivered elements and other	48,118	35,731
Extended warranty	41,624	34,897
Total deferred revenue and customer advances	$148,215	$137,086

Product Warranty

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities:

Amount
(in thousands)
Balance at December 31, 2021	$24,577
Accruals for warranties issued during the period	21,851
Accruals related to pre-existing warranties	(5,618)
Settlements made during the period	(26,629)
Balance at December 31, 2022	14,181
Accruals for warranties issued during the period	21,644
Accruals related to pre-existing warranties	(1,576)
Settlements made during the period	(18,551)
Balance at December 31, 2023	15,698
Accruals for warranties issued during the period	11,315
Accruals related to pre-existing warranties	(1,078)
Settlements made during the period	(12,973)
Balance at December 31, 2024	$12,962

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances:

Amount
(in thousands)
Balance at December 31, 2021	$64,168
Deferral of new extended warranty revenue	33,686
Recognition of extended warranty deferred revenue	(41,674)
Balance at December 31, 2022	56,180
Deferral of new extended warranty revenue	14,330
Recognition of extended warranty deferred revenue	(35,613)
Balance at December 31, 2023	34,897
Deferral of new extended warranty revenue	29,990
Recognition of extended warranty deferred revenue	(23,263)
Balance at December 31, 2024	$41,624

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

Teradyne sells certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. Teradyne accounts for these transactions as sales of receivables and presents cash proceeds as a cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $129.0 million and $243.5 million during 2024 and 2023, respectively. Factoring fees for the sales of receivables are recorded in interest expense and are not material.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the twelve months ended December 31, 2024 and 2023.

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

Prepayments

Prepayments consist of the following:

	2024	2023 (1)
	(in thousands)
Contract manufacturer and supplier prepayments	$365,875	$502,257
Prepaid maintenance and other services	22,176	17,592
Prepaid taxes	22,211	16,083
Other prepayments	18,824	13,038
Total prepayments	$429,086	$548,970

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

Business Combination

Teradyne recognizes the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed cash flows valuations that use information and assumptions provided by management. Teradyne uses all pertinent information known at the time of acquisition to estimate the fair value of contingent consideration at the time of the acquisition using all pertinent information known to us at the time to assess the probability of payment of contingent amounts or through the use of a Monte Carlo simulation model. Teradyne allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The assumptions used in the valuations for our acquisitions may differ materially from actual results depending on performance of the acquired businesses and other factors. While Teradyne believes the assumptions used were appropriate, different assumptions in the valuation of assets acquired and liabilities assumed could have a material impact on the timing and extent of impact on our statements of operations. Goodwill is assigned to reporting units as of the date of the related acquisition.

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

Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues, engineering and development, and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. The net book value of internally manufactured test systems sold in the years ended December 31, 2024, 2023, and 2022 was $4.0 million, $2.8 million, and $6.6 million, respectively.

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

Leases

Under ASC 842, a contract is or contains a lease when Teradyne has the right to control the use of an identified asset. Teradyne determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use by Teradyne. As of December 31, 2024, Teradyne does not have material leases that have not yet commenced.

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

Teradyne’s contracts often include non-lease components such as common area maintenance. Teradyne elected the practical expedient to account for the lease and non-lease components as a single lease component. For leases with a term of one year or less, Teradyne has elected not to record the lease asset or liability. Rent is recognized in the consolidated statement of earnings on a straight-line basis over the lease term. Teradyne includes lease costs within cost of revenues and operating expenses. See Note J: “Leases.”

Engineering and Development Costs

Teradyne’s products are highly technical and require a large and continuing engineering and development effort. Software development costs incurred prior to the establishment of technological feasibility are charged to expense. Software development costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for release to customers. To date, the period between achieving technological feasibility and general availability of the product has been short and software development costs eligible for capitalization have not been material. Engineering and development costs are expensed as incurred and consist primarily of salaries, contractor fees including non-recurring engineering charges related to product design, allocated facility costs, depreciation, and tooling costs.

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

Advertising Costs

Teradyne expenses all advertising costs as incurred. Advertising costs were $16.1 million, $15.5 million and $17.3 million in 2024, 2023 and 2022, respectively.

Translation of Non-U.S. Currencies

The functional currency for all non-U.S. subsidiaries is the U.S. dollar, except for Robotics and Lemsys for which the local currency is its functional currency. All foreign currency denominated monetary assets and liabilities are remeasured on a monthly basis into the functional currency using exchange rates in effect at the end of the period. All foreign currency denominated non-monetary assets and liabilities are remeasured into the functional currency using historical exchange rates. Net foreign exchange gains and losses resulting from remeasurement are included in other (income) expense, net. For Robotics and Lemsys, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of the period. Revenues and expense amounts are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive income (loss) on the balance sheet.

Net foreign exchange gains and losses resulting from remeasurement are included in other (income) expense, net. For the years ended December 31, 2024, 2023 and 2022, losses (gains) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $2.8 million, $10.9 million, and $10.8 million, respectively.

These amounts do not reflect the corresponding (gains) losses from foreign exchange contracts. See Note I: “Financial Instruments” regarding foreign exchange contracts.

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

With respect to its convertible debt issued in 2016, Teradyne was required to settle the principal of the convertible debt in cash; accordingly, the principal amount was excluded from the determination of diluted earnings per share. As a result, Teradyne is accounting for the conversion spread using the treasury stock method.

Comprehensive Income

Comprehensive income includes net income, unrealized pension and postretirement prior service costs and benefits, unrealized gains and losses on investments in debt marketable securities, unrealized gains and losses on cash flow hedge and foreign currency translation adjustment.

C.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires Teradyne to disclose significant segment expenses and other segment items used by the Chief Operating Decision Maker ("CODM") on an annual and interim basis as well as provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, we are required to disclose the title and position of the CODM. Teradyne retrospectively adopted and complied with this standard for the annual period ending December 31, 2024. Teradyne updated our segment disclosures to comply with the requirements. See Note U: "Segment, Geographic and Significant Customer Information." The adoption of this standard had no impact on Teradyne results of operations, cash flows or financial condition.

In December 2023, the FASB issued ASU 2023-09 –“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires expanded disclosures relating to the tax rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit) and income tax expense (benefit), requiring a greater disaggregation of information for each. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. The amendments in this update should be applied on a prospective basis, but retrospective application is permitted. Teradyne is currently evaluating the impact of this new standard.

In November 2024, the FASB issued ASU 2024-03-"Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires disclosure of additional expense information on an annual and interim basis, including the amounts of inventory purchases, employee compensation, depreciation and intangible amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this update should be applied on a prospective basis, but retrospective application is permitted. Teradyne is currently evaluating the impact of this new standard.

D. REVENUE

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Robotics	Reportable Segments	All Other
	System-on-a-chip	Memory	IST				Corporate and Eliminations	Total
	(in thousands)
For the Year Ended December 31, 2024 (1)
Timing of Revenue Recognition
Point in Time	$1,255,579	$472,279	$63,288	$356,384	$2,147,530	$266,955	$—	$2,414,485
Over Time	281,545	29,509	21,720	$8,464	341,238	64,157	—	$405,395
Total	$1,537,124	$501,788	$85,008	$364,848	$2,488,768	$331,112	$—	$2,819,880
Geographical Market
Asia Pacific	$1,400,149	$466,214	$78,719	$69,353	$2,014,435	$113,263	$—	$2,127,698
Americas	92,386	15,017	6,289	$147,607	261,299	174,084	—	$435,383
Europe, Middle East and Africa	44,589	20,557	—	$147,888	213,034	43,765	—	$256,799
Total	$1,537,124	$501,788	$85,008	$364,848	$2,488,768	$331,112	$—	$2,819,880
For the Year Ended December 31, 2023 (1)
Timing of Revenue Recognition
Point in Time	$1,141,882	$356,417	$115,220	$363,238	$1,976,757	$282,558	$—	$2,259,315
Over Time	290,739	29,598	23,332	$11,945	355,614	61,369	—	$416,983
Total	$1,432,621	$386,015	$138,552	$375,183	$2,332,371	$343,927	$—	$2,676,298
Geographical Market
Asia Pacific	$1,214,322	$366,151	$135,502	$73,736	$1,789,711	$103,300	$—	$1,893,011
Americas	117,728	11,367	3,050	$147,952	280,097	199,299	—	$479,396
Europe, Middle East and Africa	100,571	8,497	—	$153,495	262,563	41,328	—	$303,891
Total	$1,432,621	$386,015	$138,552	$375,183	$2,332,371	$343,927	$—	$2,676,298
For the Year Ended December 31, 2022 (1)
Timing of Revenue Recognition
Point in Time	$1,445,238	$344,693	$248,919	$391,326	$2,430,176	$342,195	$251	$2,772,622
Over Time	261,646	29,013	21,094	$11,812	323,565	58,858	—	$382,423
Total	$1,706,884	$373,706	$270,013	$403,138	$2,753,741	$401,053	$251	$3,155,045
Geographical Market
Asia Pacific	$1,514,964	$360,176	$266,729	$89,654	$2,231,523	$168,388	$—	$2,399,911
Americas	122,575	11,987	3,284	$147,416	285,262	190,106	251	$475,619
Europe, Middle East and Africa	69,345	1,543	—	$166,068	236,956	42,559	—	$279,515
Total	$1,706,884	$373,706	$270,013	$403,138	$2,753,741	$401,053	$251	$3,155,045

(1)
Includes $3.7 million, $5.2 million and $8.2 million in 2024, 2023 and 2022, respectively, for leases of Teradyne’s systems recognized outside of ASC 606: “Revenue from Contracts with Customers.”

Contract Balances

For the years ended December 31, 2024, 2023 and 2022, Teradyne recognized $72.7 million, $108.1 million and $112.4 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of December 31, 2024, Teradyne had $1,162.2 million of unsatisfied performance obligations. Teradyne expects to recognize 88% of the remaining performance obligation in the next 12 months and the remainder in 1-3 years.

E.
DISPOSITIONS

On May 27, 2024, Teradyne completed the sale of the Device Interface Solutions ("DIS") business, a component of the Semiconductor Test segment, to Technoprobe S.p.A. ("Technoprobe") for $85.0 million in cash, net of cash and cash equivalents sold, and a customary working capital adjustment. The sale resulted in a pre-tax gain of $57.1 million recorded as 'Gain on sale of business' in the consolidated statement of operations. The transaction did not meet the criteria to be classified as a discontinued operation, as it did not represent a strategic shift that will have a major effect on operations and financial results.

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

F.
EQUITY METHOD INVESTMENT

On May 27, 2024, Teradyne paid 483.1 million Euros, equivalent to $524.1 million, to purchase a combination of previously issued and outstanding shares and shares newly issued by Technoprobe, S.p.A. ("Technoprobe"). The shares purchased represent 10% of the issued and outstanding shares of Technoprobe. Teradyne also received a board seat as part of the purchase. Teradyne accounts for this investment using the equity method as a result of being able to exercise significant influence over the operating and financial decisions of Technoprobe. As of December 31, 2024, $494.5 million was recorded as 'Equity method investment' in the consolidated balance sheets.

(in thousands)
Balance at May 27, 2024	$524,060
Other comprehensive income related to investment	(22,355)
Equity in net earnings of affiliate	(7,211)
Balance at December 31, 2024	$494,494

Based on the quoted closing price of Technoprobe stock as of December 31, 2024, the fair value of the publicly traded investment was $389.5 million. Evaluation of Technoprobe's financial condition and Teradyne's ability to hold the investment indicate there was no other-than-temporary impairment as of December 31, 2024.

Teradyne's equity method basis difference was calculated as the difference between the investment and the amount of underlying equity in net assets acquired. The equity method basis difference calculated at acquisition attributable to developed technology, customer relationships, trade name, property, plant and equipment, inventory, and deferred tax liability was $200.9 million. The basis differences, net of tax, will be amortized over their estimated useful lives.

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

G.
INVENTORIES

Inventories, net consisted of the following at December 31, 2024 and 2023:

	2024	2023 (1)
	(in thousands)
Raw material	$225,915	$258,422
Work-in-process	41,964	26,851
Finished goods	30,613	24,701
	$298,492	$309,974

(1)
Excludes $18.0 million of primarily work-in-process inventories, net classified as assets held for sale. See Note E: "Dispositions" for additional information.

Inventory reserves at December 31, 2024, and December 31, 2023, were $141.4 million and $136.0 million, respectively.

H.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following at December 31, 2024 and 2023:

	2024	2023 (1)
	(in thousands)
Land	$19,409	$19,487
Buildings	183,371	127,705
Machinery, equipment and software	1,157,784	1,047,235
Furniture and fixtures	28,432	28,093
Leasehold improvements	67,387	66,777
Construction in progress	5,678	54,799
	1,462,061	1,344,096
Less: accumulated depreciation	953,890	898,604
	$508,171	$445,492

(1)
Excludes $9.0 million of property, plant and equipment, net classified as assets held for sale. See Note E: "Dispositions" for additional information.

Depreciation of property, plant and equipment for the years ended December 31, 2024, 2023, and 2022 was $101.0 million, $92.1 million, and $90.8 million, respectively. As of December 31, 2024 and 2023, the gross book value included in machinery and equipment for internally manufactured test systems being leased by customers was $25.7 million and $5.1 million, respectively. As of December 31, 2024 and 2023, the accumulated depreciation on these test systems was $5.5 million and $4.9 million, respectively.
I.
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

During the years ended December 31, 2024 and 2023, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Realized gains recorded in 2024, 2023, and 2022 were $2.2 million, $0.6 million, and $0.8 million, respectively. Realized losses recorded in 2024, 2023, and 2022 were $0.3 million, $0.3 million, and $0.1 million, respectively. Realized gains and losses are included in other (income) expense, net.

Unrealized gains on equity securities recorded during the years ended December 31, 2024, 2023 and 2022 were $6.7 million, $8.9 million and $1.9 million, respectively. Unrealized losses on equity securities recorded during the years ended December 31, 2024, 2023, and 2022 were $1.2 million, $1.7 million and $11.6 million, respectively. Unrealized gains and losses on equity securities are included in other (income) expense, net. Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income (loss) on the balance sheet.

The cost of securities sold is based on average cost.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$261,176	$—	$—	$261,176
Cash equivalents	283,037	9,141	—	292,178
Available for sale securities:
U.S. Treasury securities	—	44,942	—	44,942
Corporate debt securities	—	35,696	—	35,696
Certificates of deposit and time deposits	—	21,689	—	21,689
Debt mutual funds	8,951	—	—	8,951
U.S. government agency securities	—	3,970	—	3,970
Non-U.S. government securities	—	773	—	773
Equity securities:
Mutual funds	54,412	—	—	54,412
Total	$607,576	$116,211	$—	$723,787
Derivative assets	—	1,665	—	1,665
Total	$607,576	$117,876	$—	$725,452
Liabilities
Derivative liabilities	—	1,324	—	1,324
Total	$—	$1,324	$—	$1,324

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$544,213	$9,141	$—	$553,354
Marketable securities	—	46,312	—	46,312
Long-term marketable securities	63,363	60,758	—	124,121
Other current assets	—	1,665	—	1,665
Total	$607,576	$117,876	$—	$725,452
Liabilities
Other current liabilities	$—	$1,324	$—	$1,324
Total	$—	$1,324	$—	$1,324

	December 31, 2023
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$298,156	$—	$—	$298,156
Cash equivalents	453,298	6,117	—	459,415
Available for sale securities:
Corporate debt securities	—	52,734	—	52,734
U.S. Treasury securities	—	41,808	—	41,808
Certificates of deposit and time deposits	—	21,772	—	21,772
Debt mutual funds	8,773	—	—	8,773
U.S. government agency securities	—	4,892	—	4,892
Commercial paper	—	1,667	—	1,667
Non-U.S. government securities	—	810	—	810
Equity securities:
Mutual funds	47,132	—	—	47,132
Total	$807,359	$129,800	$—	$937,159
Derivative assets	—	18,746	—	18,746
Total	$807,359	$148,546	$—	$955,905
Liabilities
Derivative liabilities	—	2,545	—	2,545
Total	$—	$2,545	$—	$2,545

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$751,454	$6,117	$—	$757,571
Marketable securities	—	62,154	—	62,154
Long-term marketable securities	55,905	61,529	—	117,434
Other current assets	—	18,746	—	18,746
Total	$807,359	$148,546	$—	$955,905
Liabilities
Other current liabilities	$—	$2,545	$—	$2,545
Total	$—	$2,545	$—	$2,545

The carrying amounts and fair values of Teradyne’s financial instruments at December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$553,354	$553,354	$757,571	$757,571
Marketable securities	170,433	170,433	179,588	179,588
Derivative assets	1,665	1,665	18,746	18,746
Liabilities
Derivative liabilities	1,324	1,324	2,545	2,545

The fair values of accounts receivable, net and accounts payable approximate the carrying amount due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at December 31, 2024 and 2023:

	December 31, 2024
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$49,879	$14	$(4,951)	$44,942	$30,530
Corporate debt securities	40,395	79	(4,778)	35,696	27,824
Certificates of deposit and time deposits	21,689	—	—	21,689	—
Debt mutual funds	9,299	—	(348)	8,951	3,238
U.S. government agency securities	3,966	5	(1)	3,970	1,946
Non-U.S. government securities	773	—	—	773	—
	$126,001	$98	$(10,078)	$116,021	$63,538

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$46,349	$16	$(53)	$46,312	$10,454
Long-term marketable securities	79,652	82	(10,025)	$69,709	53,084
	$126,001	$98	$(10,078)	$116,021	$63,538

	December 31, 2023
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Corporate debt securities	$56,458	$201	$(3,925)	$52,734	$44,263
U.S. Treasury securities	45,725	14	(3,931)	41,808	35,080
Certificates of deposit and time deposits	21,772	—	—	21,772	—
Debt mutual funds	9,081	—	(308)	8,773	3,303
U.S. government agency securities	4,898	—	(6)	4,892	4,892
Commercial paper	1,633	34	—	1,667	—
Non-U.S. government securities	810	—	—	810	—
	$140,377	$249	$(8,170)	$132,456	$87,538

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$62,385	$36	$(267)	$62,154	$34,844
Long-term marketable securities	77,992	213	(7,903)	$70,302	52,694
	$140,377	$249	$(8,170)	$132,456	$87,538

As of December 31, 2024, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $22.6 million and $40.9 million, respectively.

As of December 31, 2023, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $22.3 million and $65.2 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at December 31, 2024 and 2023 were not other than temporary.

The contractual maturities of investments in available-for-sale marketable securities held at December 31, 2024 were as follows:

	Cost	Fair Value
	(in thousands)
Due within one year	$46,349	$46,312
Due after 1 year through 5 years	25,554	25,316
Due after 5 years through 10 years	8,648	8,232
Due after 10 years	36,151	27,210
Total	$116,702	$107,070

Contractual maturities of investments in available-for-sale marketable securities held at December 31, 2024 exclude debt mutual funds with the fair market value of $9.0 million as they do not have a contractual maturity date.

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

At December 31, 2024 and 2023, to hedge certain of its local currency balance sheet assets and liabilities, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Net Notional Value
	December 31, 2024	December 31, 2023
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Taiwan dollar	$14.5	$42.7
U.S. dollar/Japanese yen	12.6	11.0
Danish krone/Chinese yuan	10.5	—
U.S. dollar/Korean won	4.2	7.2
U.S. dollar/British pound sterling	1.2	1.5
U.S. dollar/Danish krone	—	36.0
Singapore dollar/U.S. dollar	28.9	16.6
Euro/U.S. dollar	22.3	25.3
Danish krone/U.S. dollar	16.9	0.7
Philippine peso/U.S. dollar	9.4	10.1
Chinese yuan/U.S. dollar	1.6	1.0
	$122.1	$152.1

The change in the fair value of the outstanding contracts was a loss of $0.6 million and a loss of $1.8 million, respectively, at December 31, 2024 and 2023.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

At December 31, 2024 and 2023, Teradyne had the following cash flow hedge contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	Net Notional Value
	December 31, 2024	December 31, 2023
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$15.6	$35.5
Total	$15.6	$35.5

The change in the fair value of the outstanding cash flow hedge contracts was a gain of $0.9 million at December 31, 2024 and a gain of $0.6 million at December 31, 2023.

Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity, the gains or losses associated with cash flow hedge contracts are recorded to revenue.

On November 7, 2023, in connection with the agreement to acquire 10% investment in Technoprobe S.p.A, Teradyne purchased a call option to buy 481.0 million Euros. The expiration date of the option was April 26, 2024. At December 31, 2023, the fair value of the outstanding contract was $17.4 million and an unrealized gain of $7.5 million was recorded in other (income) expense, net. On April 12, 2024, Teradyne entered into a forward to buy 481.0 million Euros which expired on May 23, 2024. For the year ended December 31, 2024, a realized loss of $9.8 million was recorded in 'Other (income) expense, net' in the consolidated statement of operations.

The following table summarizes the fair value of derivative instruments as of December 31, 2024 and 2023:

	Balance Sheet Location	December 31, 2024	December 31, 2023
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$725	$733
Foreign exchange option contracts	Other current assets	—	17,364
Foreign exchange forward contracts	Other current liabilities	(1,324)	(2,545)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	940	648
Total derivatives		$341	$16,200

The following table summarizes the effect of derivative instruments in the statements of operations recognized for the years ended December 31, 2024, 2023, and 2022:

	Location of (Gains) Losses Recognized in Statement of Operations	December 31, 2024	December 31, 2023	December 31, 2022
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	Other (income) expense, net	$3,226	$(1,843)	$(2,482)
Foreign exchange option contracts	Other (income) expense, net	9,764	(7,464)	—
Derivatives designated as hedging instruments:
Foreign exchange forward and option contracts	Revenue	(2,402)	(3,127)	(251)
Total derivatives		$10,588	$(12,434)	$(2,733)

(1)
The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the years ended December 31, 2024, 2023 and 2022, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.8 million, $10.9 million, and $10.8 million, respectively.

See Note K: “Debt” regarding derivatives related to the convertible senior notes.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, forward currency contracts and accounts receivable. Our cash equivalents consist primarily of money market funds invested in U.S. Treasuries and government agencies. Our fixed income available-for-sale marketable securities have a minimum rating of AA by one or more of the major credit rating agencies. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable. As of December 31, 2024, two customers of our Semiconductor Test segment, Taiwan Semiconductor Manufacturing Co. and SK Hynix Inc, each accounted for 10% of our accounts receivable balance. As of December 31, 2023, a customer of our Semiconductor Test segment, Texas Instruments Inc., accounted for 18% of our accounts receivable balance.

J.
LEASES

Teradyne has facility and auto leases, which are accounted for as operating leases. Teradyne’s facility leases are primarily used for administrative functions, research and development, manufacturing, and storage and distribution. Remaining lease terms range from less than one year to twelve years.

For the years ended December 31, 2024, 2023 and 2022, total lease expense was $43.6 million, $42.7 million, and $40.1 million, respectively, and included $15.9 million, $15.5 million, and $14.1 million, respectively, of variable lease costs and $1.3 million, $1.3 million, and $2.0 million, respectively, of costs related to short-term leases, which are not recorded on the consolidated balance sheets.

At December 31, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.8 years and 5.5%, respectively. At December 31, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.3 years and 5.2%, respectively.

Supplemental cash flows information related to leases was as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$23,990	$26,059	$20,775
Right-of-use assets obtained in exchange for new lease obligations	18,358	17,987	26,149

Maturities of lease liabilities as of December 31, 2024 were as follows:

Operating Lease
(in thousands)
2025	$21,872
2026	17,729
2027	13,991
2028	9,608
2029	7,332
Thereafter	20,760
Total lease payments	91,292
Less imputed interest	(14,671)
Total lease liabilities	$76,621

K.
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

Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes. Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. These transactions have been accounted for as an adjustment to Teradyne's shareholders’ equity. The Warrant Transactions, which began expiring on March 18, 2024, and continued to expire through July 10, 2024, covered, subject to customary anti-dilution adjustments, approximately 1.3 million shares of common stock. During the year ended December 31, 2024, 14.7 million warrants expired, resulting in the issuance of 10.0 million shares of Teradyne common stock, respectively. As of the final date of expiration, July 10, 2024, the strike price of the warrants was approximately $39.35 per share. The Warrant Transactions resulted in additional shares of Teradyne’s common stock being issued to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeded the applicable strike price of the warrants.

The interest expense on Teradyne's senior notes for the years ended December 31, 2024, and December 31, 2023, was as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Contractual interest expense on the coupon	$—	$312
Amortization of the issuance fees recognized as interest expense	—	113
Total interest expense on the convertible debt	$—	$425

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

On May 16, 2024, Teradyne borrowed $185.0 million under the Credit Agreement to support the acquisition of 10% of the issued and outstanding shares of Technoprobe. Teradyne fully repaid its borrowings on the revolving credit facility prior to December 31, 2024. There was no outstanding revolver balance as of December 31, 2024.

As of February 20, 2025, the Credit Agreement was undrawn and Teradyne was in compliance with all covenants under the Credit Agreement.

L.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2022, net of tax of $0, $(2,308), $(708), $(1,130), respectively	$(39,849)	$(8,661)	$(2,517)	$1,159	$(49,868)
Other comprehensive gain before reclassifications, net of tax of $0, $568, $1,537, $0, respectively	17,407	2,423	5,464	—	25,294
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $12, $(686), $(2), respectively	—	44	(2,441)	(7)	(2,404)
Net current period other comprehensive gain (loss), net of tax of $0 $580, $851, $(2), respectively	17,407	2,467	3,023	(7)	22,890
Balance at December 31, 2023, net of tax of $0, $(1,728), $143, $(1,132), respectively	$(22,442)	$(6,194)	$506	$1,152	$(26,978)
Other comprehensive gain before reclassifications, net of tax of $0, $(470), $593, $0, respectively	(52,847)	(1,699)	2,100	—	(52,446)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $24, $(527), $(2), respectively	—	86	(1,875)	(7)	(1,796)
Net current period other comprehensive gain (loss), net of tax of $0 $(446), $66, $(2), respectively	(52,847)	(1,613)	225	(7)	(54,242)
Balance at December 31, 2024, net of tax of $0, $(2,174), $209, $(1,134), respectively	$(75,289)	$(7,807)	$731	$1,145	$(81,220)

Reclassifications out of accumulated other comprehensive income (loss) to the statements of operations for the years ended December 31, 2024, 2023, and 2022, were as follows:

Details about Accumulate Other Comprehensive Income (Loss) Components	For the years ended			Affected Line Item in the Statements of Operations
	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Available-for-sale marketable securities
Unrealized (losses) gains, net of tax of $(24), $(12), $(25), respectively	$(86)	$(44)	$(301)	Other (income) expense, net
Cash flow hedges:
Unrealized gains, net of tax of $527, $686, $0, respectively	1,875	2,441	—	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service benefit, net of tax of $2, $2, $2, respectively	7	7	7	(a)
Total reclassifications, net of tax of $505, $676, $(23), respectively	$1,796	$2,404	$(294)	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic pension cost and postretirement benefit; see Note Q: “Retirement Plans.”
M.
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

In the fourth quarter of 2024, Teradyne performed the annual goodwill impairment test, completing a quantitative assessment for the Robotics reporting unit and a qualitative assessment for the Wireless Test reporting unit and for a reporting unit within System Test. There was no impairment as a result of the annual test performed in the fourth quarter of 2024. Key assumptions in the goodwill valuation model are forecasted revenues, discount rate, earnings before interest and taxes, and revenue multiples from comparable companies. A change in any of these key assumptions could result in the reporting unit being impaired in a future period.

In the fourth quarter of 2023, Teradyne performed the annual goodwill impairment test, completing a quantitative assessment for the Robotics reporting unit and a qualitative assessment for the Wireless Test reporting unit and for a reporting unit within System Test reporting units. There was no impairment as a result of the annual test performed in the fourth quarter of 2023. Key assumptions in the goodwill valuation model are forecasted revenues, discount rate, earnings before interest and taxes, and revenue multiples from comparable companies. A change in any of these key assumptions could result in the reporting unit being impaired in a future period.

The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2024 and 2023 are as follows:

	Robotics	Semiconductor Test	All Other	Total
	(in thousands)
Balance at December 31, 2022
Goodwill	$383,166	$262,077	$520,518	$1,165,761
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	383,166	1,537	18,492	403,195
Foreign currency translation adjustment	12,297	160	—	12,457
Balance at December 31, 2023
Goodwill	395,463	262,237	520,518	1,178,218
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	395,463	1,697	18,492	415,652
Foreign currency translation adjustment	(20,165)	(120)	—	(20,285)
Balance at December 31, 2024
Goodwill	375,298	262,117	520,518	1,157,933
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	$375,298	$1,577	$18,492	$395,367

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

There were no events or circumstances indicating that the carrying value of intangible and long-lived assets may not be recoverable in 2024, 2023 and 2022.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheets:

	December 31, 2024
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$267,706	$(255,448)	$(5,820)	$6,438
Customer relationships	52,109	(49,562)	204	2,751
Tradenames and trademarks	59,007	(50,805)	(1,464)	6,738
Total intangible assets	$378,822	$(355,815)	$(7,080)	$15,927

	December 31, 2023
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$267,706	$(243,191)	$(5,343)	$19,172
Customer relationships	52,109	(47,850)	232	4,491
Tradenames and trademarks	59,007	(46,021)	(1,245)	11,741
Total intangible assets	$378,822	$(337,062)	$(6,356)	$35,404

(1)
In 2023, $9.3 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.

Aggregate intangible assets amortization expense for the years ended December 31, 2024, 2023, and 2022, was $18.8 million, $19.0 million, and $19.3 million, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2025	$11,125
2026	2,325
2027	1,108
2028	1,027
2029	342
Thereafter	—

N.
COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2024, Teradyne had entered into non-cancelable purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $419.8 million, of which $409.6 million is for less than one year.

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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2024 and 2023, Teradyne had a product warranty accrual of $13.0 million and $15.7 million, respectively, included in other accrued liabilities, and revenue deferrals related to extended warranties of $41.6 million and $34.9 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of December 31, 2024, and 2023, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

O.
NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	2024	2023	2022
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$542,372	$448,752	$715,501
Weighted average common shares-basic	159,083	154,310	158,434
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	3,563	8,897	8,806
Restricted stock units	651	423	657
Stock options	11	34	52
Employee stock purchase rights	6	7	22
Incremental shares from assumed conversion of convertible notes (2)	—	633	1,763
Dilutive potential common shares	4,231	9,994	11,300
Weighted average common shares-diluted	163,314	164,304	169,734
Net income per common share-basic	$3.41	$2.91	$4.52
Net income per common share-diluted	$3.32	$2.73	$4.22

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

The computation of diluted net income per common share for 2024 and 2023 excludes the effect of the potential exercise of stock options to purchase approximately 0.1 million shares and restricted stock units to purchase approximately 0.1 million shares because the effect would have been anti-dilutive.

P.
RESTRUCTURING AND OTHER

During the year ended December 31, 2024, Teradyne recorded $5.2 million of severance charges related to headcount reductions of 98 people primarily in Robotics and Semiconductor Test, which included charges related to a voluntary early retirement program for employees meeting certain conditions, $3.6 million of acquisition and divestiture expenses, and $1.3 million of charges related to lease terminations.

During the year ended December 31, 2023, Teradyne recorded $14.7 million of severance charges related to headcount reductions of 215 people primarily in Semiconductor Test and Robotics, which included charges related to a voluntary early retirement program for employees meeting certain conditions, $3.1 million of acquisition and divestiture expenses related to Technoprobe transaction, a $1.5 million contract termination charge, and a charge of $1.1 million for an increase in environmental liabilities.

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

In 2024, Teradyne purchased a group annuity contract for its retiree participants in the U.S. qualified pension plan. Under the group annuity, the accrued pension obligation for 132 retiree participants were transferred to an insurance company. The reduction in the pension benefit obligation and pension assets was $23.4 million. During the year ended December 31, 2024, Teradyne recorded settlement expense of $0.4 million related to the retiree group annuity transaction.

In 2024, Teradyne’s projected benefit obligations decreased primarily due to the $23.4 million purchase of a group annuity contract for its retiree participants in the U.S. qualified pension plan, actuarial gains of $8.0 million across all pension plans from increases in discount rates, and $2.0 million of gains from foreign exchange effects for foreign plans. In 2023, Teradyne’s projected benefit obligations increased primarily due to actuarial losses of approximately $6.0 million across all pension plans from increases in discount rates, and approximately $1.0 million of losses from foreign exchange effects for foreign plans.

The December 31 balances of these defined benefit pension plans assets and obligations are shown below:

	2024		2023
	United States	Foreign	United States	Foreign
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$144,187	$33,984	$143,814	$29,935
Service cost	881	446	1,063	446
Interest cost	6,292	953	6,888	1,057
Actuarial (gain) loss	(6,014)	(1,972)	3,229	2,738
Benefits paid	(11,658)	(955)	(10,807)	(947)
Retiree annuity purchase	(23,386)	—	—	—
Liability (gain) loss due to settlement	394	(195)	—	(254)
Non-U.S. currency movement	—	(1,988)	—	1,009
End of year	110,696	30,273	144,187	33,984
Change in plan assets:
Fair value of plan assets:
Beginning of year	112,617	1,929	111,760	2,087
Actual return on plan assets	779	77	8,613	43
Company contributions	3,065	1,024	3,051	1,028
Benefits paid	(11,658)	(955)	(10,807)	(947)
Retiree annuity purchase	(23,386)	—	—	—
Settlements gain	—	(195)	—	(254)
Non-U.S. currency movement	—	108	—	(28)
End of year	81,417	1,988	112,617	1,929
Funded status	$(29,279)	$(28,285)	$(31,570)	$(32,055)

The following table provides amounts recorded within the account line items of the statements of financial position as of December 31:

	2024		2023
	United States	Foreign	United States	Foreign
	(in thousands)
Retirement plans assets	$11,994	$—	$11,504	$—
Accrued employees’ compensation and withholdings	(3,263)	(969)	(3,110)	(1,255)
Retirement plans liabilities	(38,010)	(27,316)	(39,964)	(30,800)
Funded status	$(29,279)	$(28,285)	$(31,570)	$(32,055)

The accumulated benefit obligation for the United States defined benefit pension plans was $109.0 million and $142.2 million at December 31, 2024 and 2023, respectively. The accumulated benefit obligation for foreign defined benefit pension plans was $29.1 million and $32.6 million at December 31, 2024 and 2023, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2024		2023
	United States	Foreign	United States	Foreign
	(in millions)
Projected benefit obligation	$41.3	$30.3	$43.1	$34.0
Accumulated benefit obligation	41.1	29.1	42.6	32.5
Fair value of plan assets	—	2.0	—	1.9

Expense

For the years ended December 31, 2024, 2023, and 2022, Teradyne’s net periodic pension cost (income) was comprised of the following:

	2024		2023		2022
	United States	Foreign	United States	Foreign	United States	Foreign
	(in thousands)
Components of Net Periodic Pension Cost (Income):
Service cost	$881	$446	$1,063	$446	$1,588	$784
Interest cost	6,292	953	6,888	1,057	4,886	482
Expected return on plan assets	(4,865)	(77)	(5,194)	(45)	(2,927)	(75)
Net actuarial (gain) loss	(1,929)	(1,948)	18	2,735	(11,170)	(13,259)
Settlement (gain) loss	394	(24)	(209)	5	—	—
Total net periodic pension cost (income)	$773	$(650)	$2,566	$4,198	$(7,623)	$(12,068)

Weighted Average Assumptions to Determine Net Periodic Pension Cost at January 1:

	2024		2023		2022
	United States	Foreign	United States	Foreign	United States	Foreign
Discount rate	4.7%	3.0%	3.5%	3.5%	2.5%	1.1%
Expected return on plan assets	4.7	2.5	4.8	1.8	2.0	4.0
Salary progression rate	2.5	2.4	2.4	2.1	2.4	2.2

Weighted Average Assumptions to Determine Pension Obligations at December 31:

	2024		2023
	United States	Foreign	United States	Foreign
Discount rate	5.4%	3.3%	4.7%	3.0%
Salary progression rate	2.5	2.4	2.5	2.4

In developing the expected return on plan assets assumption, Teradyne evaluates input from its investment manager and pension consultants, including their forecast of asset class return expectations. Teradyne believes that 4.8% was an appropriate rate to use for fiscal year 2024 for the U.S. Qualified Pension Plan (“U.S. Plan”).

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

The discount rate utilized to determine future pension obligations for the U.S. Plan is based on FTSE Pension Index adjusted for the plan’s expected cash flows and was 5.4% at December 31, 2024, up from 4.7% at December 31, 2023.

Plan Assets

As of December 31, 2024, the fair value of Teradyne’s pension plans’ assets totaled $83.4 million, of which $81.4 million was related to the U.S. Plan and $2.0 million was related to the Taiwan defined benefit pension plan. Substantially all of Teradyne’s pension plans’ assets are held in individual trusts, which were established for the investment of assets of Teradyne’s sponsored retirement plans.

The following table provides weighted average pension asset allocation by asset category at December 31, 2024 and 2023:

	2024		2023
	United States	Foreign	United States	Foreign
Fixed income securities	94.0%	—%	94.0%	—%
Equity securities	5.0	—	5.0	—
Other	1.0	100.0	1.0	100.0
	100.0%	100.0%	100.0%	100.0%

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

The target asset allocation and the index for each asset category for the U.S. Plan, per the investment policy, are as follows:

Asset Category:	Policy Index:	Target Allocation
U.S. corporate fixed income	Bloomberg U.S. Corporate A or Better Index, 20+ Year Index	66%
U.S. corporate fixed income	Bloomberg U.S. Intermediate Corporate ex Baa Index	9
U.S. government fixed income	Bloomberg U.S. 3 - 10 year Treasury Bond Index	12
U.S. government fixed income	Bloomberg U.S. Government Bond Index	2
Global equity	MSCI World Index	5
High yield fixed income	ICE BofA BB-B U.S. High Yield Constrained Index	5
Cash	ICE BofA 3-Month Treasury Bill Index	1

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

During the years ended December 31, 2024 and December 31, 2023, there were no transfers of pension assets in or out of Level 1, Level 2, and Level 3.

The fair value of pension plan assets by asset category and by level at December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$65,160	$—	$65,160	$—	$—	$—	$—
U.S. government securities	—	11,414	—	11,414	—	—	—	—
Global equity	—	4,025	—	4,025	—	—	—	—
Other	—	—	—	—	—	1,988	—	1,988
Cash and cash equivalents	818	—	—	818	—	—	—	—
Total	$818	$80,599	$—	$81,417	$—	$1,988	$—	$1,988

	December 31, 2023
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$89,971	$—	$89,971	$—	$—	$—	$—
U.S. government securities	—	15,817	—	15,817	—	—	—	—
Global equity	—	5,691	—	5,691	—	—	—	—
Other	—	—	—	—	—	1,929	—	1,929
Cash and cash equivalents	1,138	—	—	1,138	—	—	—	—
Total	$1,138	$111,479	$—	$112,617	$—	$1,929	$—	$1,929

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2024, Teradyne contributed $3.1 million to the U.S. supplemental executive defined benefit pension plan and $1.0 million to certain qualified plans for non-U.S. subsidiaries. During 2023, Teradyne contributed $3.1 million to the U.S. supplemental executive defined benefit pension plan and $1.0 million to certain qualified plans for non-U.S. subsidiaries. In 2025, contributions to the U.S. supplemental executive defined benefit pension plan and certain qualified plans from non-U.S. subsidiaries will be approximately $3.3 million and $1.1 million, respectively.

Contributions to the U.S. supplemental executive defined benefit pension plan and certain non-U.S. subsidiaries qualified plans will be approximately $7.4 million and $2.4 million, respectively, in 1 to 3 years, $7.4 million and $2.5 million, respectively, in 3 to 5 years and $16.8 million and $7.8 million, respectively, thereafter.

Expected Future Pension Benefit Payments

Future benefit payments are expected to be paid as follows:

	United States	Foreign
	(in thousands)
2025	$9,202	$1,077
2026	8,152	1,208
2027	9,043	1,245
2028	9,135	1,253
2029	9,040	1,422
2030-2034	42,009	8,561

Postretirement Benefit Plans

In addition to receiving pension benefits, U.S. Teradyne employees who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. During the twelve months ended December 31, 2024, Teradyne recorded special termination benefit charges associated with a voluntary early retirement program.

The December 31 balances of the postretirement assets and obligations are shown below:

	2024	2023
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$6,933	$5,345
Service cost	37	34
Interest cost	289	299
Actuarial (gain) loss	(445)	155
Benefits paid	(1,685)	(1,413)
Special termination benefits	462	2,513
End of year	5,591	6,933
Change in plan assets:
Fair value of plan assets:
Beginning of year	—	—
Company contributions	1,685	1,413
Benefits paid	(1,685)	(1,413)
End of year	—	—
Funded status	$(5,591)	$(6,933)

The following table provides amounts recorded within the account line items of financial position as of December 31:

	2024	2023
	(in thousands)
Accrued employees’ compensation and withholdings	$(938)	$(1,508)
Retirement plans liabilities	(4,653)	(5,425)
Funded status	$(5,591)	$(6,933)

The following table provides amounts recognized in accumulated other comprehensive income (loss) as of December 31:

	2024	2023
	(in thousands)
Prior service credit, before tax	$(14)	$(23)
Deferred taxes	(1,693)	(1,691)
Total recognized in other comprehensive income (loss), net of tax	$(1,707)	$(1,714)

Expense

For the years ended December 31, 2024, 2023, and 2022, Teradyne’s net periodic postretirement benefit cost (income) was comprised of the following:

	2024	2023	2022
	(in thousands)
Components of Net Periodic Postretirement Benefit Cost (income):
Service cost	$37	$34	$64
Interest cost	289	299	177
Amortization of prior service credit	(9)	(9)	(9)
Net actuarial (gain) loss	(445)	155	(1,155)
Special termination benefits	462	2,513	—
Total net periodic postretirement benefit cost (income)	334	2,992	(923)
Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Reversal of amortization items:
Prior service credit	9	9	9
Total recognized in other comprehensive income	9	9	9
Total recognized in net periodic postretirement cost (income) and other comprehensive income	$343	$3,001	$(914)

Weighted Average Assumptions to Determine Net Periodic Postretirement Benefit Income as of January 1:

	2024	2023	2022
Discount rate	4.7%	5.0%	2.6%
Initial health care cost trend rate	7.7	7.2	7.3
Ultimate health care cost trend rate	4.5	4.5	4.5
Year in which ultimate health care cost trend rate is reached	2033	2032	2029

Weighted Average Assumptions to Determine Postretirement Benefit Obligation as of December 31:

	2024	2023	2022
Discount rate	5.4%	4.7%	5.0%
Initial health care trend	8.6	7.7	7.2
Ultimate health care trend	4.5	4.5	4.5
Medical cost trend rate decrease to ultimate rate in year	2035	2033	2032

Contributions

Contributions to the U.S. postretirement benefit plan will be approximately $0.9 million in 2025, $1.3 million in 1 to 3 years, $0.9 million in 3 to 5 years and $1.7 million, thereafter.

Expected Future Benefit Payments

Future benefit payments are expected to be paid as follows:

Benefit Payments
(in thousands)
2025	$938
2026	671
2027	585
2028	510
2029	414
2030-2034	1,719

R.
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

During 2024, 2023 and 2022, Teradyne granted 0.6 million, 0.5 million and 0.4 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $96.72, $102.45, and $109.42, respectively.

During 2024, 2023 and 2022, Teradyne granted 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $121.29, $90.50, and $105.93, respectively.

During 2024, 2023 and 2022, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $94.51, $102.91 and $110.84, respectively.

During 2024, 2023 and 2022, Teradyne granted 0.1 million TSR PRSUs, with a grant date fair value of $102.51, $139.04, and $101.06, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	2024	2023	2022
Risk-free interest rate	3.9%	4.0%	1.4%
Teradyne volatility-historical	42.4%	49.7%	47.1%
NYSE Composite Index volatility-historical	15.6%	24.1%	22.7%
Dividend yield	0.5%	0.4%	0.4%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index for each of the 2024, 2023 and 2022 grants over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of each of the grants. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share for 2024, $0.44 per share for 2023, and $0.44 per share for 2022, divided by Teradyne’s stock price on the grant date of $95.83 for the 2024 grants, $104.12 for the 2023 grants, and $112.12 for the 2022 grants.

During 2024, 2023 and 2022, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $37.50, $41.23, and $39.01, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2024	2023	2022
Expected life (years)	4.0	4.0	4.0
Risk-free interest rate	4.0%	3.8%	1.6%
Volatility-historical	46.3%	46.6%	43.7%
Dividend yield	0.5%	0.4%	0.4%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock on the grant date of $95.14 for the 2024 grant, and $0.44 per share divided by Teradyne's stock price on the grant date of $104.15 for the 2023 grant, and $0.44 per share divided by Teradyne’s stock price on the grant date of $112.12 for the 2022 grants.

Stock compensation plan activity for the years 2024, 2023 and 2022, is as follows:

	2024	2023	2022
	(in thousands)
Restricted Stock Units:
Non-vested at January 1	1,378	1,317	1,417
Awarded	703	728	660
Vested	(492)	(609)	(709)
Forfeited	(62)	(58)	(51)
Non-vested at December 31	1,527	1,378	1,317
Stock Options:
Outstanding at January 1	171	188	171
Granted	49	41	42
Exercised	(77)	(56)	(25)
Forfeited	(2)	(2)	—
Expired	—	—	—
Outstanding at December 31	141	171	188
Vested and expected to vest at December 31	141	171	188
Exercisable at December 31	34	68	69

Total shares available for the years 2024, 2023 and 2022:

	2024	2023	2022
	(in thousands)
Shares available:
Available for grant at January 1	4,353	5,062	5,713
Options granted	(49)	(41)	(42)
Options forfeited	2	2	—
Restricted stock units awarded	(703)	(728)	(660)
Restricted stock units forfeited	62	58	51
Available for grant at December 31	3,665	4,353	5,062

Weighted average restricted stock unit award date fair value information for the years 2024, 2023 and 2022, is as follows:

	2024	2023	2022
Non-vested at January 1	$101.00	$88.71	$67.97
Awarded	97.06	105.05	108.74
Vested	93.12	75.55	54.27
Forfeited	103.81	102.12	85.71
Non-vested at December 31	$101.17	$101.00	$88.71

Restricted stock unit awards aggregate intrinsic value information at December 31 for the years 2024, 2023 and 2022 is as follows:

	2024	2023	2022
	(in thousands)
Vested	$54,235	$62,001	$95,408
Outstanding	192,324	149,504	115,087
Expected to vest	177,878	135,238	108,666

Restricted stock units weighted average remaining contractual terms (in years) information at December 31 for the years 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Outstanding	1.19	1.13	0.99
Expected to vest	1.19	1.13	0.99

Weighted average stock options exercise price information for the year ended December 31, 2024 is as follows:

2024
Outstanding at January 1	$94.85
Options granted	95.14
Options exercised	86.02
Options forfeited	112.58
Options cancelled	112.80
Outstanding at December 31	99.51
Exercisable at December 31	91.27

The total cash received from employees as a result of employee stock options exercised during the years ended December 31, 2024, 2023 and 2022, was $6.6 million, $2.2 million, and $0.9 million, respectively. In connection with these exercises, the tax benefit realized by Teradyne for the years ended December 31, 2024, 2023 and 2022, was $0.2 million, $0.2 million, and $0.1 million, respectively.

Stock option aggregate intrinsic value information for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
	(in thousands)
Exercised	$2,783	$3,901	$2,030
Outstanding	3,709	2,647	3,963
Expected to vest	2,531	696	1,583
Vested and exercisable	1,178	1,950	2,380

Stock options weighted average remaining contractual terms (in years) information at December 31, for the years 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Outstanding	4.8	4.4	4.2
Expected to vest	5.2	5.1	4.8
Vested and exercisable	3.3	3.4	3.1

As of December 31, 2024, total unrecognized expense related to non-vested restricted stock unit awards and stock options was $82.6 million and is expected to be recognized over a weighted average period of 2.5 years.

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

In July 2024, 0.1 million shares of common stock were issued to employees who participated in the plan during the first half of 2024 at the price of $126.05 per share. In January 2025, Teradyne issued 0.1 million shares of common stock to employees who participated in the plan during the second half of 2024 at the price of $107.04 per share.

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

As of December 31, 2024, there were 3.2 million shares available for grant under the ESPP.

The following table provides the effect to income from operations for recording stock-based compensation for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
	(in thousands)
Cost of revenues	$4,922	$4,208	$4,050
Engineering and development	12,531	10,659	9,992
Selling and administrative	42,669	42,815	34,186
Stock-based compensation	60,122	57,682	48,228
Income tax benefit	(10,472)	(10,397)	(11,493)
Total stock-based compensation expense after income taxes	$49,650	$47,285	$36,735

S.
SAVINGS PLAN

Teradyne sponsors a defined contribution employee retirement savings plan (“Savings Plan”) covering substantially all U.S. employees. Under the Savings Plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). The Savings Plan provides for a discretionary employer match that is determined each year. In 2024, 2023 and 2022, Teradyne matched 100% of eligible employee contributions up to 4% of their compensation for employees not accruing benefits in the U.S. Qualified Pension Plan. There was no match for employees still actively accruing benefits in the U.S. Qualified Pension Plan. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately.

In addition, Teradyne sponsors an unfunded U.S. Supplemental Savings Plan to provide savings benefits in excess of those allowed by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The provisions of this plan are the same as the Savings Plan. The liability for the U.S. Supplemental Savings Plan at December 31, 2024 and 2023, was $63.4 million and $55.9 million, respectively, and is included in retirement plan liabilities. Teradyne contributes to defined contributions savings plans for its foreign employees. Under Teradyne’s savings plans, amounts charged to the statements of operations for the years ended December 31, 2024, 2023, and 2022 were $29.7 million, $30.5 million, and $30.1 million, respectively.

T.
INCOME TAXES

The components of income before income taxes and the provision (benefit) for income taxes as shown in the consolidated statements of operations were as follows:

	2024	2023	2022
	(in thousands)
Income before income taxes:
U.S.	$231,346	$307,997	$385,968
Non-U.S.	377,740	217,575	454,417
	$609,086	$525,572	$840,385
Provision (benefit) for income taxes:
Current:
U.S. Federal	$40,296	$58,063	$86,692
Non-U.S.	62,851	54,037	74,204
State	2,716	2,362	2,681
	105,863	114,462	163,577
Deferred:
U.S. Federal	(33,195)	(27,459)	(36,739)
Non-U.S.	(9,003)	(8,584)	1,232
State	(4,162)	(1,599)	(3,186)
	(46,360)	(37,642)	(38,693)
Total provision for income taxes:	$59,503	$76,820	$124,884

Income tax expense for 2024, 2023 and 2022 totaled $59.5 million, $76.8 million, and $124.9 million, respectively. The effective tax rate for 2024, 2023 and 2022 was 9.8%, 14.6% and 14.9%, respectively.

At December 31, 2024, Teradyne’s remaining tax liability resulting from the U.S. one-time transition tax on the mandatory deemed repatriation of foreign earnings amounts to $44.3 million. Teradyne will pay approximately $19.7 million related to the transition tax in 2025, and $24.6 million in one to three years.

Teradyne has made an accounting policy election to account for global intangible low-taxed income (“GILTI”) as a component of tax expense in the period in which Teradyne is subject to the rules and therefore did not provide any deferred tax impacts of GILTI in its consolidated financial statements.

The decrease in the effective tax rate from 2023 to 2024 is primarily attributable to a shift in the geographic distribution of income which resulted in a reduction in income in higher tax rate foreign jurisdictions, the benefit of the release of reserves for uncertain tax positions as a result of the expiration of statute and a decrease in non-deductible officer’s compensation. These rate benefits were partially offset by reductions in benefits from foreign tax credits, U.S. research and development credits and the U.S. foreign derived intangible income deduction.

The decrease in the effective tax rate from 2022 to 2023 is primarily attributable to benefit from tax credits and the U.S. foreign derived intangible income deduction. These decreases in expense were partially offset by a shift in the geographic distribution of income, which increased the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions and a reduction in benefit from equity compensation.

A reconciliation of the effective tax rate for the years 2024, 2023 and 2022 is as follows:

	2024	2023	2022
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
U.S. global intangible low-taxed income	1.2	0.8	1.2
Non-deductible officers’ compensation	0.3	1.1	1.3
Equity compensation	—	(0.4)	(1.1)
U.S. foreign derived intangible income	(3.1)	(3.9)	(3.1)
U.S. research and development credit	(3.0)	(4.2)	(1.8)
Foreign taxes	(2.7)	2.5	(1.9)
Uncertain tax positions	(1.9)	0.7	0.1
Foreign tax credits	(1.3)	(3.3)	(1.0)
State income taxes, net of federal tax benefit	(0.1)	0.1	(0.1)
Other, net	(0.6)	0.2	0.3
	9.8%	14.6%	14.9%

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2024, 2023 and 2022 were $17.1 million or $0.10 per diluted share, $1.4 million or $0.01 per diluted share, and $16.0 million or $0.09 per diluted share, respectively. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2024 and 2023 were as follows:

	2024	2023
	(in thousands)
Deferred tax assets:
Tax credits	$121,635	$112,571
Research and development	116,746	82,571
Pension liabilities	25,202	24,997
Accruals	23,946	25,644
Inventory valuations	18,688	19,289
Lease liability	17,828	21,167
Net operating loss carryforwards	16,894	5,737
Deferred revenue	14,562	13,807
Equity compensation	8,901	7,179
Vacation accrual	6,847	6,096
Intangible assets	4,720	2,323
Investment impairment	3,328	3,292
Marketable securities	—	128
Other	322	953
Gross deferred tax assets	379,619	325,754
Less: valuation allowance	(117,254)	(109,251)
Total deferred tax assets	$262,365	$216,503
Deferred tax liabilities:
Depreciation	$(18,788)	$(16,681)
Right of use assets	(16,257)	(19,016)
Contingent consideration	(5,270)	(5,214)
Marketable securities	(650)	—
Total deferred tax liabilities	$(40,965)	$(40,911)
Net deferred assets	$221,400	$175,592

As of December 31, 2024 and 2023, Teradyne evaluated the likelihood that it would realize deferred income taxes to offset future taxable income and concluded that it is more likely than not that the majority of its deferred tax assets will be realized through consideration of both the positive and negative evidence. At December 31, 2024 and 2023, Teradyne maintained a valuation allowance for certain deferred tax assets of $117.3 million and $109.3 million, respectively, primarily related to state net operating losses and state tax credit carryforwards, due to the uncertainty regarding their realization. Adjustments could be required in the future if Teradyne estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.

At December 31, 2024, Teradyne had tax effected operating loss carryforwards that expire in the following years:

	State Operating Loss Carryforwards	Foreign Operating Loss Carryforwards
	(in thousands)
2025	$4	$—
2026	—	—
2027	—	—
2028	10	80
2029	49	465
2030-2034	62	34
2035-2039	37	—
Beyond 2039	19	—
Non-expiring	54	16,079
Total	$235	$16,658

Teradyne has approximately $158.2 million of tax credit carryforwards including federal business tax credits of approximately $4.3 million which expire in 2028 through 2034, and state tax credits of $153.9 million, of which $81.5 million do not expire and the remainder expire in the years 2025 through 2043.

Teradyne’s gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
	(in thousands)
Beginning balance as of January 1	$18,606	$15,608	$14,465
Additions:
Tax positions for current year		—	1,398
Tax positions for prior years		3,024	13
Reductions:
Tax positions for prior years	(2,696)	(26)	(56)
Expiration of statutes	(8,247)	—	(212)
Ending balance as of December 31	$7,663	$18,606	$15,608

Current year reductions primarily relate to foreign transfer pricing and research credits.

Of the $7.7 million of unrecognized tax benefits as of December 31, 2024, $2.3 million would impact the consolidated income tax rate if ultimately recognized. The remaining $5.4 million would impact deferred taxes if recognized.

As of December 31, 2024, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $0.7 million in the next twelve months as a result of a lapse of statutes of limitation. The estimated decrease relates to federal research credits.

Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items at December 31, 2024 and 2023 amounted to $0.3 million and $1.3 million, respectively. For the years ended December 31, 2024, 2023 and 2022, benefit of $1.0 million, expense of $0.9 million, and expense of $0.1 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. As of December 31, 2024, all material state and local income tax matters have been concluded through 2019, all material federal income tax matters have been concluded through 2020 and all material foreign income tax matters have been concluded through 2017. However, in some jurisdictions, including the United States, operating losses and tax credits may be subject to adjustment until such time as they are utilized and the year of utilization is closed to adjustment.

As of December 31, 2024, Teradyne is not permanently reinvested with respect to the unremitted earnings of non-U.S. subsidiaries to the extent that those earnings exceed local statutory and operational requirements. Remittance of those earnings is not expected to result in material income tax.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. Teradyne currently does not expect the CAMT to have a material impact on its financial results.

The Organization for Economic Cooperation and Development (the “OECD”) has introduced a framework to implement a global minimum tax of 15% for certain multinational companies, referred to as Pillar Two. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which Teradyne operates have enacted Pillar Two legislation, and other countries are in the process of introducing draft Pillar Two legislation. Teradyne is closely monitoring these developments and evaluating the potential future impact on our effective tax rate. As of December 31, 2024, the effective tax rate impact from Pillar Two was not material to our consolidated financial statements.

U.
SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Teradyne historically has had four reportable segments (Semiconductor Test, System Test, Wireless Test and Robotics). Each of the reportable segments represented an individual operating segment.

In the fourth quarter of 2024, Teradyne observed a shift in forecasted revenue generating activities within Integrated System Test, a historical component of System Test, to activities that more closely align with the Semiconductor Test segment. In response, beginning in the fourth quarter of 2024, Teradyne made changes to the operational structure of the business to better align the components within the operating segments based on the chief operating decision maker’s ("CODM") conclusion that it would be more appropriate to include Integrated System Test results within Semiconductor Test results. This was a primary consideration for including Integrated System Test within Semiconductor Test and will allow for better informed decisions related to evaluating segment performance. This change does not result in a change in the identified operating segments. However, the System Test segment no longer meets the requirements for individual disclosure. Wireless Test also does not meet the requirements for individual disclosure. As such, System Test and Wireless Test will be included within the “All other” segments category.

As of December 31, 2024, Teradyne has two reportable segments (Semiconductor Test and Robotics). Each of the reportable segments continues to represent an individual operating segment.

The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services inclusive of storage and system level test products. The Robotics segment includes operations related to the design, manufacturing and marketing of collaborative robotic arms and autonomous mobile robots. Each reportable segment has a segment manager who is accountable to and maintains regular contact with Teradyne’s CODM (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

The CODM uses business segment income (loss) before income taxes predominantly in the annual budgeting and forecasting process. The CODM also uses this measure when making decisions about the allocation of operating and capital resources to each segment. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies.”

Segment information for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Semiconductor Test	Robotics	Reportable Segments	All Other	Corporate and Eliminations	Consolidated
	(in thousands)
2024
Revenues	$2,123,920	$364,848	$2,488,768	$331,112	$—	$2,819,880
Less:
Cost of revenues	866,353	155,080	1,021,433	120,400	—	1,141,833
Engineering and development	295,614	67,306	362,920	46,556	—	409,476
Selling and marketing	187,384	113,327	300,711	50,317	—	351,028
General and administrative	89,952	54,328	144,280	21,282	—	165,562
Other segment items (1)(2)	126,449	52,359	178,808	26,833	(62,746)	142,895
Income (loss) before taxes (2)	558,168	(77,552)	480,616	65,724	62,746	609,086
Total assets (3)	1,287,219	742,017	2,029,236	213,749	1,465,730	3,708,714
Property additions	168,130	22,275	190,405	7,690	—	198,095
Depreciation and amortization expense	85,737	27,668	113,405	6,336	—	119,741
2023
Revenues	$1,957,188	$375,183	$2,332,371	$343,927	$—	$2,676,298
Less:
Cost of revenues	846,570	151,833	998,403	118,040	—	1,116,443
Engineering and development	257,387	68,668	326,055	44,538	—	370,593
Selling and marketing	162,068	107,157	269,225	50,131	—	319,356
General and administrative	77,786	56,483	134,269	25,104	—	159,373
Other segment items (1)(2)	114,873	45,294	160,167	26,657	(1,863)	184,961
Income (loss) before taxes (2)	498,504	(54,252)	444,252	79,457	1,863	525,572
Total assets (3)	1,388,842	737,323	2,126,165	191,055	1,169,605	3,486,824
Property additions	113,664	40,739	154,403	5,239	—	159,642
Depreciation and amortization expense	78,568	25,527	104,095	7,021	(230)	110,886
2022
Revenues	$2,350,603	$403,138	$2,753,741	$401,053	$251	$3,155,045
Less:
Cost of revenues	970,972	161,383	1,132,355	125,522	—	1,257,877
Engineering and development	272,296	64,670	336,966	44,111	—	381,077
Selling and marketing	156,520	101,584	258,104	51,888	—	309,992
General and administrative	75,544	57,845	133,389	20,785	—	154,174
Other segment items (1)(2)	131,464	33,785	165,249	34,587	11,704	211,540
Income (loss) before taxes (2)	743,807	(16,129)	727,678	124,160	(11,453)	840,385
Total assets (3)	1,435,766	665,638	2,101,403	207,079	1,192,769	3,501,252
Property additions	126,899	25,711	152,610	10,639	—	163,249
Depreciation and amortization expense	76,922	25,339	102,261	7,836	578	110,675

(1)
For each reportable segment, the other segment items category includes equity and variable compensation, acquired intangible assets amortization, and restructuring and other charges.
(2)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, acquired intangible amortization, gain on the sale of a business, pension and postretirement plan actuarial gains (losses), legal and environmental fees, contingent consideration adjustments, acquisition and divestiture related expenses, contract termination settlement charge, and an expense for the modification of Teradyne's former chief executive officer's outstanding equity awards.
(3)
Total assets are attributable to each segment. In 2023, Semiconductor Test includes $34.8 million of total assets classified as assets held for sale. See Note E: "Dispositions" for additional information. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Information as to Teradyne’s revenues by country is as follows:

	2024	2023	2022
	(in thousands)
Revenues from customers (1):
Korea	$695,669	$394,690	$544,816
Taiwan	601,997	384,842	626,424
China	375,186	314,899	491,798
United States	374,333	433,661	469,948
Europe	251,285	273,784	268,384
Japan	159,827	281,742	162,920
Singapore	90,113	116,969	99,503
Malaysia	62,376	89,197	142,203
Philippines	53,636	189,419	124,107
Thailand	49,268	91,818	137,356
Rest of the World	106,190	105,277	87,586
	$2,819,880	$2,676,298	$3,155,045

(1)
Revenues attributable to a country are based on location of customer site.

In 2024, revenues from Samsung, a customer of our Semiconductor Test segment, accounted for 12.5% of our consolidated revenues. In 2023, revenues from Texas Instruments Inc., a customer of our Semiconductor Test segment, accounted for 10% of our consolidated revenues. Teradyne estimates consolidated revenues driven by Qualcomm, a customer of our Semiconductor Test, System Test, and Wireless Test segments, combining direct and indirect sales, accounted for approximately 11% of its consolidated revenues in 2022.

Long-lived assets by geographic area:

	United States	Foreign (1)	Total
	(in thousands)
December 31, 2024	$328,733	$249,623	$578,356
December 31, 2023 (2)	$322,445	$207,995	$530,440

(1)
As of December 31, 2024 and December 31, 2023, long-lived assets attributable to Denmark were $85.1 million and $78.1 million, respectively. Long-lived assets attributable to Singapore were $74.8 million as of December 31, 2024.
(2)
Includes $11.5 million of long-lived assets classified as assets held for sale. See Note E: "Dispositions" for additional information.
V.
STOCK REPURCHASE PROGRAM

In January 2023, Teradyne’s Board of Directors cancelled the January 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. In 2024, Teradyne repurchased 1.7 million shares of common stock for a total cost of $199.4 million, exclusive of tax, at an average price of $114.63 per share. In 2023, Teradyne repurchased 3.9 million shares of common stock for $400.5 million at an average price of $102.47 per share. The cumulative repurchases under the January 2023 repurchase program as of December 31, 2024 were 5.6 million shares of common stock for $599.9 million at an average price per share of $106.21.

The total cost of shares acquired includes commissions and related excise tax and is recorded as a reduction to retained earnings.

W.
SUBSEQUENT EVENTS

In January 2025, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share to be paid on March 14, 2025 to shareholders of record as of February 14, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report.

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

Item 9B: Other Information

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended December 31, 2024, no Section 16 Officer or director adopted, modified or terminated a Rule 10b5-1 trading plan.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive Proxy Statement in connection with our 2025 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report and is incorporated herein by reference.

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

Item 11: Executive Compensation

The information required by this Item 11 will be included in our definitive Proxy Statement in connection with our 2025 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and is incorporated herein by reference. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive Proxy Statement in connection with our 2025 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and is incorporated herein by reference. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive Proxy Statement in connection with our 2025 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive Proxy Statement in connection with our 2025 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and is incorporated herein by reference.

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

15(c) Financial Statement Schedules

TERADYNE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2024 Allowance for credit losses	$1,988	$149	$(36)	$(10)	$2,111
2023 Allowance for credit losses	$1,955	$301	$23	$291	$1,988
2022 Allowance for credit losses	$2,012	$500	$(6)	$551	$1,955

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Deferred taxes:
2024 Valuation allowance	$109,251	$8,809	$(41)	$765	$117,254
2023 Valuation allowance	$103,807	$5,759	$59	$374	$109,251
2022 Valuation allowance	$97,170	$7,652	$21	$1,036	$103,807

Item 16: Form 10-K Summary

Not applicable.

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference

3.1	Restated Articles of Organization.	Appendix B to Teradyne’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on March 29, 2024.

3.2	Amended and Restated By-laws, as amended.	Exhibit 3.1 to Teradyne’s Current Report on Form 8-K filed on January 29, 2024.

4.1	Indenture dated as of December 12, 2016, between Teradyne, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Teradyne’s Current Report on Form 8-K filed on December 12, 2016.

4.2	First Supplemental Indenture dated as of November 4, 2021 between Teradyne, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021.

4.3	Description of Teradyne, Inc. Securities Registered under Section 12 of the Exchange Act.	Filed herewith.

10.1†	Standard Manufacturing Agreement entered into as of November 24, 2003 by and between Teradyne and Solectron.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.2†	Second Amendment to Standard Manufacturing Agreement, dated as of August 27, 2007, by and between Teradyne and Solectron.	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.3†	Sixth Amendment to Standard Manufacturing Agreement, dated as of July 27, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.4	Addendum to Standard Manufacturing Agreement (Authorized Purchase Agreement)—Revised July 1, 2010.	Exhibit 10.6 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.5	Eighth Amendment to Standard Manufacturing Agreement, dated as of April 13, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.7 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.6†	Ninth Amendment to Standard Manufacturing Agreement, dated as of September 17, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.8 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.7	2006 Equity and Cash Compensation Incentive Plan, as amended. *	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed on May 13, 2021.

10.8	Danish Sub-Plan to the 2006 Equity and Cash Compensation Incentive Plan.	Exhibit 10.10 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

10.9	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.9 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.10	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

10.11	Form of Executive Officer Stock Option Agreement under 2006 Equity and Cash Compensation Incentive Plan, as amended. *	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

10.12	Form of Restricted Stock Unit Agreement for Directors under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.12 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

10.13	1996 Employee Stock Purchase Plan, as amended.*	Exhibit 10.13 to Teradyne's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.14	Danish Sub-Plan to the 1996 Employee Stock Purchase Plan.	Exhibit 10.15 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.15	Deferral Plan for Non-Employee Directors, as amended.*	Exhibit 10.1 to Teradyne’s Quarterly Report on form 10-Q for the quarter ended October 3, 2021.

10.16	Supplemental Savings Plan, as amended and restated.*	Exhibit 10.18 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.17	Supplemental Executive Retirement Plan, as restated.*	Exhibit 10.19 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.18	Agreement Regarding Termination Benefits dated January 31, 2023 between Teradyne and Gregory S. Smith.*	Exhibit 10.18 to Teradyne's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.19	Employment Agreement dated May 7, 2004 between Teradyne and Mark Jagiela.*	Exhibit 10.37 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.20	Executive Officer Retirement Agreement dated July 17, 2019 between Teradyne and Gregory R. Beecher.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.21	Executive Officer Agreement dated January 31, 2023 between Teradyne and Mark Jagiela.*	Exhibit 10.21 to Teradyne's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.22	Amended and Restated Executive Officer Change in Control Agreement dated May 26, 2009 between Teradyne and Charles J. Gray, as amended.*	Exhibit 10.30 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.23	Employment Agreement dated July 24, 2009 between Teradyne and Charles J. Gray.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010.

10.24	Executive Officer Agreement dated January 25, 2024 between Teradyne and Charles J. Gray.*	Exhibit 10.1 to Teradyne's Current Report on Form 8-K/A filed January 29, 2024

10.25	Amended and Restated Executive Officer Change in Control Agreement dated June 30, 2012 between Teradyne and Walter G. Vahey, as amended.*	Exhibit 10.32 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.26	Employment Agreement dated February 6, 2013 between Teradyne and Walter G. Vahey.*	Exhibit 10.33 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.27	Executive Officer Change in Control Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.28	Employment Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.29	Executive Change in Control Agreement dated February 8, 2016 between Teradyne, Inc. and Gregory S. Smith.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.30	Employment Agreement dated February 8, 2016 between Teradyne, Inc. and Gregory S. Smith.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.31	Teradyne Offer of Employment dated February 8, 2019 for Sanjay Mehta.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.32	Executive Officer Change in Control Agreement dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.33	Employment Agreement dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.34	Agreement Regarding Termination Benefits dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.4 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.35	Executive Officer Change in Control Agreement dated October 1, 2020 between Teradyne, Inc. and Richard Burns.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020.

10.36	Executive Officer Change in Control Agreement dated August 21, 2023 between Teradyne, Inc. and Ujjwal Kumar.*	Exhibit 10.1 to Teradyne's Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.

10.37	Employment Agreement dated June 27, 2023 between Teradyne, Inc. and Ujjwal Kumar.*	Exhibit 10.2 to Teradyne's Quarterly Report on Form 10-Q for the quarter ended October 1, 2023

10.38	Executive Officer Change in Control Agreement dated February 2, 2024 between Teradyne, Inc. and Ryan Driscoll.*	Exhibit 10.38 to Teradyne's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

10.39	Employment Agreement dated October 1, 2020 between Teradyne, Inc. and Richard Burns.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020.

10.40	Executive Officer Change in Control Agreement dated November 14, 2023 between Teradyne, Inc. and John Wood. *	Exhibit 10.1 to Teradyne's Quarterly Report on Form 10-Q for the quarter ended September 29, 2024.

10.41	Executive Officer Change in Control Agreement dated August 23, 2024 between Teradyne, Inc. and John Lukez. *	Exhibit 10.2 to Teradyne's Quarterly Report on Form 10-Q for the quarter ended September 29, 2024.

10.42	Time-Based Restricted Stock Unit Agreement dated May 1, 2019 for Sanjay Mehta under 2006 Equity and Cash Compensation Plan.*	Exhibit 10.5 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.43	Form of Indemnification Agreement.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.44	LitePoint Corporation 2002 Stock Plan.	Exhibit 10.43 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

10.45	Credit Agreement dated May 1, 2020 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed May 5, 2020.

10.46	First Amendment to Credit Agreement dated December 10, 2021 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Exhibit 10.52 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

10.47	Second Amendment to Credit Agreement dated October 5, 2022 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022.

10.48	Third Amendment to Credit Agreement dated November 7, 2023 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto	Exhibit 10.1 to Teradyne's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

21.1	Subsidiaries of Teradyne.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.

97.1	Policy for Recoupment of Incentive Compensation.	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of February 2025.

TERADYNE, INC.

By:	/S/ SANJAY MEHTA
Sanjay Mehta,
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL J. TUFANO Paul J. Tufano	Chair of the Board	February 20, 2025

/S/ GREGORY SMITH Gregory Smith	Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2025

/S/ SANJAY MEHTA Sanjay Mehta	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2025

/S/ PETER HERWECK Peter Herweck	Director	February 20, 2025

/S/ MERCEDES JOHNSON Mercedes Johnson	Director	February 20, 2025

/S/ ERNEST E. MADDOCK Ernest E. Maddock	Director	February 20, 2025

/S/ MARILYN MATZ Marilyn Matz	Director	February 20, 2025

/S/ FOUAD TAMER Fouad Tamer	Director	February 20, 2025

/S/ BRIDGET VAN KRALINGEN Bridget van Kralingen	Director	February 20, 2025