Form 10-Q
period 2025-03-30
TERADYNE, INC
filed 2025-05-02
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

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

The number of shares outstanding of the registrant’s only class of Common Stock as of April 28, 2025, was 160,420,287 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 30, 2025	December 31, 2024
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$475,632	$553,354
Marketable securities	32,145	46,312
Accounts receivable, less allowance for credit losses of $2,170 and $2,111 at March 30, 2025 and December 31, 2024, respectively	460,397	471,426
Inventories, net	345,063	298,492
Prepayments	423,729	429,086
Other current assets	18,635	17,727
Total current assets	1,755,601	1,816,397
Property, plant and equipment, net	541,520	508,171
Operating lease right-of-use assets, net	63,090	70,185
Marketable securities	113,754	124,121
Deferred tax assets	230,937	222,438
Retirement plans assets	12,193	11,994
Equity method investment	509,626	494,494
Other assets	51,832	49,620
Acquired intangible assets, net	17,971	15,927
Goodwill	409,313	395,367
Total assets	$3,705,837	$3,708,714
LIABILITIES
Current liabilities:
Accounts payable	$187,034	$134,792
Accrued employees’ compensation and withholdings	143,019	204,991
Deferred revenue and customer advances	119,886	107,710
Other accrued liabilities	100,058	90,777
Operating lease liabilities	18,340	18,699
Income taxes payable	80,729	67,610
Total current liabilities	649,066	624,579
Retirement plans liabilities	136,228	133,338
Long-term deferred revenue and customer advances	39,438	40,505
Deferred tax liabilities	869	1,038
Long-term other accrued liabilities	7,718	7,442
Long-term operating lease liabilities	50,423	57,922
Long-term incomes taxes payable	24,596	24,596
Total liabilities	908,338	889,420
Commitments and contingencies (Note S)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 160,674 and 161,722 shares issued and outstanding at March 30, 2025 and December 31, 2024, respectively	20,084	20,215
Additional paid-in capital	1,926,180	1,909,538
Accumulated other comprehensive loss	(41,992)	(81,220)
Retained earnings	893,227	970,761
Total shareholders’ equity	2,797,499	2,819,294
Total liabilities and shareholders’ equity	$3,705,837	$3,708,714

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands, except per share amount)
Revenues:
Products	$561,958	$458,433
Services	123,722	141,386
Total revenues	685,680	599,819
Cost of revenues:
Cost of products	224,142	200,763
Cost of services	46,202	59,774
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	270,344	260,537
Gross profit	415,336	339,282
Operating expenses:
Selling and administrative	157,257	149,188
Engineering and development	118,188	103,199
Acquired intangible assets amortization	4,573	4,697
Restructuring and other	14,515	4,427
Total operating expenses	294,533	261,511
Income from operations	120,803	77,771
Non-operating (income) expense:
Interest income	(5,076)	(7,867)
Interest expense	795	661
Other (income) expense, net	6,060	12,075
Income before income taxes and equity in net earnings of affiliate	119,024	72,902
Income tax provision	14,544	8,705
Income before equity in net earnings of affiliate	104,480	64,197
Equity in net earnings of affiliate	(5,584)	—
Net income	$98,896	$64,197
Net income per common share:
Basic	$0.61	$0.42
Diluted	$0.61	$0.40
Weighted average common shares—basic	161,501	153,047
Weighted average common shares—diluted	161,996	162,348

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands)
Net income	$98,896	$64,197
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0 and $0, respectively	39,319	(11,457)
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $132 and $(221), respectively	620	(902)
Less: Reclassification adjustment for losses included in net income, net of tax of $21 and $30, respectively	75	106
	695	(796)
Cash flow hedges:
Unrealized (losses) gains arising during period, net of tax of $(58) and $358, respectively	(202)	1,274
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $(166) and $(500), respectively	(582)	(1,780)
	(784)	(506)
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0 and $0, respectively	(2)	(2)
Other comprehensive income (loss)	39,228	(12,761)
Comprehensive income	$138,124	$51,436

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Shareholders' Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
For the Three Months Ended March 30, 2025
Balance, December 31, 2024	161,722	$20,215	$1,909,538	$(81,220)	$970,761	$2,819,294
Net issuance of common stock under stock-based plans	432	54	13			67
Stock-based compensation expense			16,629			16,629
Repurchase of common stock	(1,480)	(185)			(157,016)	(157,201)
Cash dividends ($0.12 per share)					(19,414)	(19,414)
Net income					98,896	98,896
Other comprehensive income (loss)				39,228		39,228
Balance, March 30, 2025	160,674	$20,084	$1,926,180	$(41,992)	$893,227	$2,797,499

For the Three Months Ended March 31, 2024
Balance, December 31, 2023	152,698	$19,087	$1,827,274	$(26,978)	$706,514	$2,525,897
Net issuance of common stock under stock-based plans	466	58	3,758			3,816
Stock-based compensation expense			17,158			17,158
Warrants expired	813	102	(102)			—
Repurchase of common stock	(220)	(27)			(22,068)	(22,095)
Cash dividends ($0.12 per share)					(18,383)	(18,383)
Net income					64,197	64,197
Other comprehensive income (loss)				(12,761)		(12,761)
Balance, March 31, 2024	153,757	$19,220	$1,848,088	$(39,739)	$730,260	$2,557,829

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands)
Cash flows from operating activities:
Net income	$98,896	$64,197
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	25,523	23,354
Stock-based compensation	15,204	15,758
Equity in net earnings of affiliate	5,584	—
Provision for excess and obsolete inventory	4,945	6,177
Amortization	4,779	4,766
Losses (gains) on investments	3,372	10,466
Deferred taxes	(7,811)	(9,669)
Other	3,483	787
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	13,053	(8,055)
Inventories	(31,049)	(6,932)
Prepayments and other assets	13,650	11,089
Accounts payable and other liabilities	(9,950)	(105,548)
Deferred revenue and customer advances	10,200	(1,444)
Retirement plans contributions	(1,282)	(1,421)
Income taxes	13,040	3,754
Net cash provided by operating activities	161,637	7,279
Cash flows from investing activities:
Purchases of property, plant and equipment	(64,021)	(44,023)
Acquisition of businesses, net of cash acquired	(17,002)	—
Investments in businesses	(3,011)	—
Purchases of marketable securities	(10,753)	(16,042)
Proceeds from maturities of marketable securities	27,381	14,438
Proceeds from sales of marketable securities	5,633	20,734
Proceeds from life insurance	—	873
Net cash used for investing activities	(61,773)	(24,020)
Cash flows from financing activities:
Repurchase of common stock	(157,475)	(22,117)
Dividend payments	(19,406)	(18,370)
Payments related to net settlement of employee stock compensation awards	(14,726)	(13,115)
Issuance of common stock under stock purchase and stock option plans	14,792	16,934
Net cash used for financing activities	(176,815)	(36,668)
Effects of exchange rate changes on cash and cash equivalents	(771)	3,241
Decrease in cash and cash equivalents	(77,722)	(50,168)
Cash and cash equivalents at beginning of period	553,354	757,571
Cash and cash equivalents at end of period	$475,632	$707,403
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$7,135	$3,086

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. THE COMPANY

Teradyne, Inc. (“Teradyne”) is a leading global supplier, designer, developer, and manufacturer of automated test equipment and robotics solutions. Teradyne’s automated test systems are used to test semiconductors, wireless products, data storage and complex electronics systems in many industries including consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Teradyne’s robotics products consist primarily of collaborative robotic arms and autonomous mobile robots used by global manufacturing, logistics and industrial customers to improve quality and increase manufacturing and material handling efficiency while decreasing manufacturing and logistics costs. In the first quarter of 2025, Teradyne identified opportunities for operational synergies amongst our production board test, defense and aerospace, and wireless test business leading to the announcement and creation of the Product Test division as a new segment effective March 2025. Teradyne’s automated test equipment and robotics products and services include:

•
semiconductor test (“Semiconductor Test”) systems;
•
robotics (“Robotics”) products; and
•
product test ("Product Test") systems, which include defense/aerospace ("Defense/Aerospace") test instrumentation and systems, circuit-board test and inspection ("Production Board Test") systems, and wireless test systems.

B. ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These condensed consolidated interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such condensed consolidated interim financial statements. The December 31, 2024, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 20, 2025, for the year ended December 31, 2024.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to inventories, investments, goodwill, intangible and other long-lived assets, accounts receivable, income taxes, deferred tax assets and liabilities, pensions, warranties, contingent consideration liabilities, and loss contingencies. Management bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results may differ significantly from these estimates under different assumptions or conditions.

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, FASB issued ASU 2023-09 –“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires expanded disclosures relating to the tax rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit) and income tax expense (benefit), requiring a greater disaggregation of information for each. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Teradyne will apply the amendments in this update on a prospective basis. This ASU will have no impact on results of operations, cash flows or financial condition.

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

D. ACQUISITIONS

Automated Test Equipment Technology

On January 31, 2025, Teradyne acquired from Infineon Technologies AG ("Infineon") its automated test equipment technology and associated development team ("AET") based in Regensburg, Germany for a total purchase price of 17.6 million Euros, equivalent to $18.3 million, subject to customary adjustments. AET adds resources and expertise to Teradyne and strengthens the relationship between Teradyne and Infineon. The AET acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne's Semiconductor Test segment from the date of acquisition. As of the acquisition date, Teradyne's preliminary purchase price allocation was goodwill of $1.3 million for expected synergies from combining operations, acquired intangible assets of $6.4 million, consisting of developed technology and customer relationships, with a weighted average estimated useful life of 4.6 years, and $10.7 million of net tangible assets, including $11.7 million of inventory. The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management's estimates and assumptions. These estimates are based on preliminary information and may be subject to further revision as additional information is obtained during the measurement period, which may last up to 12 months from the date of acquisition. The acquisition was not material to Teradyne's condensed consolidated financial statements.

E. REVENUE

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Robotics	Product Test	Total Reportable Segments
	System-on-a-chip	Memory	IST				Corporate and Eliminations	Total
	(in thousands)
For the Three Months Ended March 30, 2025
Timing of Revenue Recognition
Point in Time	$337,691	$101,662	$22,892	$67,146	$56,559	$585,950	$—	$585,950
Over Time	68,700	7,745	3,814	1,841	17,630	$99,730	—	$99,730
Total	$406,391	$109,407	$26,706	$68,987	$74,189	$685,680	$—	$685,680
Geographical Market
Asia Pacific	$358,103	$107,681	$26,016	$15,062	$25,546	$532,408	$—	$532,408
Americas	35,052	917	690	32,471	40,785	$109,915	—	$109,915
Europe, Middle East and Africa	13,236	809	—	21,454	7,858	$43,357	—	$43,357
Total	$406,391	$109,407	$26,706	$68,987	$74,189	$685,680	$—	$685,680
For the Three Months Ended March 31, 2024
Timing of Revenue Recognition
Point in Time	$229,592	$102,436	$16,634	$85,183	$62,353	$496,198	$—	$496,198
Over Time	72,716	7,510	5,882	2,471	15,042	$103,621	—	$103,621
Total	$302,308	$109,946	$22,516	$87,654	$77,395	$599,819	$—	$599,819
Geographical Market
Asia Pacific	$270,567	$95,606	$19,866	$14,579	$23,056	$423,674	$—	$423,674
Americas	22,551	9,052	2,650	34,630	39,768	$108,651	—	$108,651
Europe, Middle East and Africa	9,190	5,288	—	38,445	14,571	$67,494	—	$67,494
Total	$302,308	$109,946	$22,516	$87,654	$77,395	$599,819	$—	$599,819

Contract Balances

During the three months ended March 30, 2025 and March 31, 2024, Teradyne recognized $25.3 million and $28.2 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of March 30, 2025, Teradyne had $1,003.0 million of unsatisfied performance obligations. Teradyne expects to recognize approximately 87.5% of the remaining performance obligations in the next 12 months and the remainder in 1-3 years.

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	March 30, 2025	December 31, 2024
	(in thousands)
Maintenance, service and training	$55,795	$58,473
Customer advances, undelivered elements and other	59,217	48,118
Extended warranty	44,312	41,624
Total deferred revenue and customer advances	$159,324	$148,215

Accounts Receivable

During the three months ended March 30, 2025 and March 31, 2024, Teradyne sold certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. During the three months ended March 30, 2025 and March 31, 2024, total trade accounts receivable sold under the factoring agreements were $10.9 million and $23.4 million, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by operating activities in the consolidated statements of cash flows.

F. EQUITY METHOD INVESTMENT

On May 27, 2024, Teradyne paid 483.1 million Euros, equivalent to $524.1 million, to purchase a combination of previously issued and outstanding shares and shares newly issued by Technoprobe, S.p.A. ("Technoprobe"). The shares purchased represent 10% of the issued and outstanding shares of Technoprobe. Teradyne also received a board seat as part of the purchase. Teradyne accounts for this investment using the equity method as a result of being able to exercise significant influence over the operating and financial decisions of Technoprobe. The carrying value of this equity method investment as of March 30, 2025, was $509.6 million in the consolidated balance sheets.

(in thousands)
Balance at December 31, 2024	$494,494
Other comprehensive income related to investment	20,716
Equity in net earnings of affiliate	(5,584)
Balance at March 30, 2025	$509,626

Based on the quoted closing price of Technoprobe stock as of March 30, 2025, the fair value of the publicly traded investment was $411.5 million. Due to the decline in Technoprobe's stock price since the time of investment, Teradyne has evaluated Technoprobe's financial condition and performance, which remains profitable with strong product offerings and a positive forecast, as well as Teradyne's intent and ability to hold the investment. As a result, as of March 30, 2025, there was no other-than-temporary impairment. Teradyne will continue to monitor this investment, the stock price, and macroeconomic factors in order to evaluate the appropriate carrying value of the asset for future reporting periods.

Teradyne's equity method basis difference was calculated as the difference between the investment and the amount of underlying equity in net assets acquired. The basis differences, net of tax, will be amortized over the estimated useful lives.

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

H. INVENTORIES

Inventories, net consisted of the following at March 30, 2025 and December 31, 2024:

	March 30, 2025	December 31, 2024
	(in thousands)
Raw material	$249,811	$225,915
Work-in-process	50,680	41,964
Finished goods	44,572	30,613
Total inventories, net	$345,063	$298,492

Inventory reserves at March 30, 2025 and December 31, 2024, were $142.8 million and $141.4 million, respectively.

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

During the three months ended March 30, 2025 and March 31, 2024, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Realized gains recorded in the three months ended March 30, 2025 and March 31, 2024, were $0.7 million and $1.0 million, respectively. Realized losses recorded in the three months ended March 30, 2025 and March 31, 2024, were $1.2 million and $0.2 million, respectively. Realized gains and losses are included in other (income) expense, net.

Unrealized gains on equity securities recorded in the three months ended March 30, 2025 and March 31, 2024, were $0.2 million and $2.6 million, respectively. Unrealized losses on equity securities recorded in the three months ended March 30, 2025, were $3.1 million. Unrealized gains and losses on equity securities are included in other (income) expense, net.

Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income (loss) on the balance sheet.

The cost of securities sold is based on average cost.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 30, 2025 and December 31, 2024.

	March 30, 2025
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$213,718	$—	$—	$213,718
Cash equivalents	260,940	974	—	261,914
Available-for-sale securities:
U.S. Treasury securities	—	41,950	—	41,950
Corporate debt securities	—	35,933	—	35,933
Debt mutual funds	8,890	—	—	8,890
U.S. government agency securities	—	4,151	—	4,151
Certificates of deposit and time deposits	—	1,484	—	1,484
Non-U.S. government securities	—	782	—	782
Equity securities:
Mutual funds	52,709	—	—	52,709
	$536,257	$85,274	$—	$621,531
Derivative assets	—	1,216	—	1,216
Total	$536,257	$86,490	$—	$622,747
Liabilities
Derivative liabilities	—	1,052	—	$1,052
Total	$—	$1,052	$—	$1,052

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$474,658	$974	$—	$475,632
Marketable securities	—	32,145	—	32,145
Long-term marketable securities	61,599	52,155	—	113,754
Prepayments	—	1,216	—	1,216
Total	$536,257	$86,490	$—	$622,747
Liabilities
Other current liabilities	$—	$1,052	$—	$1,052
Total	$—	$1,052	$—	$1,052

	December 31, 2024
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$261,176	$—	$—	$261,176
Cash equivalents	283,037	9,141	—	292,178
Available-for-sale securities:
U.S. Treasury securities	—	44,942	—	44,942
Corporate debt securities	—	35,696	—	35,696
Certificates of deposit and time deposits	—	21,689	—	21,689
Debt mutual funds	8,951	—	—	8,951
U.S. government agency securities	—	3,970	—	3,970
Non-U.S. government securities	—	773	—	773
Equity securities:
Mutual Funds	54,412	—	—	54,412
	$607,576	$116,211	$—	$723,787
Derivative assets	—	1,665	—	1,665
Total	$607,576	$117,876	$—	$725,452
Liabilities
Derivative liabilities	—	1,324	—	1,324
Total	$—	$1,324	$—	$1,324

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$544,213	$9,141	$—	$553,354
Marketable securities	—	46,312	—	46,312
Long-term marketable securities	63,363	60,758	—	124,121
Prepayments	—	1,665	—	1,665
Total	$607,576	$117,876	$—	$725,452
Liabilities
Other current liabilities	$—	$1,324	$—	$1,324
Total	$—	$1,324	$—	$1,324

The carrying amounts and fair values of Teradyne’s financial instruments at March 30, 2025 and December 31, 2024, were as follows:

	March 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$475,632	$475,632	$553,354	$553,354
Marketable securities	145,899	145,899	170,433	170,433
Derivative assets	1,216	1,216	1,665	1,665
Liabilities
Derivative liabilities	1,052	1,052	1,324	1,324

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of available-for-sale marketable securities at March 30, 2025:

	March 30, 2025
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$46,506	$32	$(4,588)	$41,950	$29,698
Corporate debt securities	40,249	138	(4,454)	35,933	26,551
Debt mutual funds	9,152	—	(262)	8,890	3,138
U.S. government agency securities	4,149	2	—	4,151	2,147
Certificates of deposit and time deposits	1,484	—	—	1,484	—
Non-U.S. government securities	782	—	—	782	—
	$102,322	$172	$(9,304)	$93,190	$61,534

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$32,213	$15	$(83)	$32,145	$18,090
Long-term marketable securities	70,109	157	(9,221)	61,045	43,444
	$102,322	$172	$(9,304)	$93,190	$61,534

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2024:

	December 31, 2024
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$49,879	$14	$(4,951)	$44,942	$30,530
Corporate debt securities	40,395	79	(4,778)	35,696	27,824
Certificates of deposit and time deposits	21,689	—	—	21,689	—
Debt mutual funds	9,299	—	(348)	8,951	3,238
U.S. government agency securities	3,966	5	(1)	3,970	1,946
Commercial paper	—	—	—	—	—
Non-U.S. government securities	773	—	—	773	—
	$126,001	$98	$(10,078)	$116,021	$63,538

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$46,349	$16	$(53)	46,312	$10,454
Long-term marketable securities	79,652	82	(10,025)	69,709	53,084
	$126,001	$98	$(10,078)	$116,021	$63,538

As of March 30, 2025, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $20.6 million and $40.9 million, respectively. As of December 31, 2024, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $22.6 million and $40.9 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at March 30, 2025 and December 31, 2024, are considered temporary and are expected to recover over time as market conditions improve.

The contractual maturities of investments in available-for-sale securities held at March 30, 2025, were as follows:

	March 30, 2025
	Cost	Fair Market Value
	(in thousands)
Due within one year	$32,213	$32,145
Due after 1 year through 5 years	16,469	16,395
Due after 5 years through 10 years	9,054	8,795
Due after 10 years	35,434	26,965
Total	$93,170	$84,300

Contractual maturities of investments in available-for-sale securities held at March 30, 2025, exclude debt mutual funds with a fair market value of $8.9 million as they do not have a contractual maturity date.

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

At March 30, 2025 and December 31, 2024, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Net Notional Value
	March 30, 2025	December 31, 2024
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$19.8	$12.6
U.S. dollar/Taiwan dollar	15.7	14.5
U.S. dollar/Korean won	9.3	4.2
Danish krone/Chinese yuan	4.2	10.5
U.S. dollar/Danish krone	4.0	—
U.S. dollar/British pound sterling	1.3	1.2
Singapore dollar/U.S. dollar	46.0	28.9
Euro/U.S. dollar	23.8	22.3
Philippine peso/U.S. dollar	1.8	9.4
Chinese yuan/U.S. dollar	1.3	1.6
Danish krone/U.S. dollar	0.7	16.9
Total	$127.9	$122.1

The fair value of the outstanding contracts resulted in a net gain of $0.2 million and a net loss of $0.6 million at March 30, 2025 and December 31, 2024, respectively.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

At March 30, 2025 and December 31, 2024, Teradyne had the following cash flow hedge contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	Net Notional Value
	March 30, 2025	December 31, 2024
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$6.1	$15.6
Total	$6.1	$15.6

The change in fair value of the outstanding cash flow hedge contracts was a loss of $0.1 million and a gain of $0.9 million at March 30, 2025 and December 31, 2024, respectively.

Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity, the gains or losses associated with cash flow hedge contracts are recorded to revenue.

On January 13, 2025, Teradyne entered into a forward to buy 23.7 million Euros which expired on February 3, 2025. For the three months ended March 30, 2025, a realized gain of $0.6 million was recorded in Other (income) expense, net, in the consolidated statement of operations.

The following table summarizes the fair value of derivative instruments as of March 30, 2025 and December 31, 2024:

	Balance Sheet Location	March 30, 2025	December 31, 2024
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1,216	$725
Foreign exchange forward contracts	Other current liabilities	(984)	(1,324)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	940
Foreign exchange forward contracts	Other current liabilities	(68)	—
Total derivatives		$164	$341

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three months ended March 30, 2025 and March 31, 2024:

		For the Three Months Ended
	Location of (Gains) Losses Recognized in Statement of Operations	March 30, 2025	March 31, 2024
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	Other (income) expense, net	$(166)	$(1,699)
Foreign exchange option contracts	Other (income) expense, net	—	13,918
Derivatives designated as hedging instruments:
Foreign exchange forward and option contracts	Revenue	(747)	(2,280)
Total Derivatives		$(913)	$9,939

(1)
The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three months ended March 30, 2025 and March 31, 2024, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.2 million and $2.7 million, respectively.

See Note J: “Debt” regarding derivatives related to the convertible senior notes.

J. DEBT

Convertible Senior Notes

On December 12, 2016, Teradyne completed a private offering of $460.0 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”). The notes matured on December 15, 2023.

Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions covered, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes. Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions, which began expiring on March 18, 2024, and continued to expire through July 10, 2024, covered, subject to customary anti-dilution adjustments, approximately 1.3 million shares of common stock. During the three months ended March 31, 2024, 0.8 million warrants expired.

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

As of May 2, 2025, the Credit Agreement was undrawn and Teradyne was in compliance with all covenants under the Credit Agreement.

K. PREPAYMENTS

Prepayments consist of the following:

	March 30, 2025	December 31, 2024
	(in thousands)
Contract manufacturer and supplier prepayments	$368,278	$365,875
Prepaid maintenance and other services	22,265	22,176
Prepaid taxes	19,850	22,211
Other prepayments	13,336	18,824
Total prepayments	$423,729	$429,086

L. PRODUCT WARRANTY

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands)
Balance at beginning of period	$12,962	$15,698
Accruals for warranties issued during the period	5,946	3,259
Accruals related to pre-existing warranties	(552)	(683)
Settlements made during the period	(5,280)	(2,950)
Balance at end of period	$13,076	$15,324

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands)
Balance at beginning of period	$41,624	$34,897
Deferral of new extended warranty revenue	7,938	6,914
Recognition of extended warranty deferred revenue	(5,250)	(7,302)
Balance at end of period	$44,312	$34,509

M. STOCK-BASED COMPENSATION

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

PRSUs granted to Teradyne’s executive officers may also have a performance metric based on three-year cumulative non-GAAP profit before interest and tax (“PBIT”) as a percent of Teradyne’s revenue. Non-GAAP PBIT is a financial measure equal to GAAP income from operations less restructuring and other, net; amortization of acquired intangible assets; acquisition and divestiture related charges or credits; pension actuarial gains and losses; non-cash convertible debt interest expense; and other non-recurring gains and charges such as ERP implementation related costs and equity modification charges. The final number of PBIT PRSUs that vest will vary based upon the level of performance achieved from 0% to 200% of the target shares. The PBIT PRSUs will vest upon the three-year anniversary of the grant date. Compensation expense is recognized on a straight-line basis over the shorter of the three-year service period or the period from the grant date to the date described in the retirement provisions below. Compensation expense for executive officers meeting the retirement provisions prior to the grant date is recognized during the year following the grant. Compensation expense is recognized based on the number of units that are earned based upon the three-year Teradyne PBIT as a percent of Teradyne’s revenue, provided the executive officer remains an employee at the end of the three-year period subject to the retirement and termination eligibility provisions noted below.

If a PRSU recipient’s employment ends prior to the determination of the performance percentage due to (1) permanent disability or death or (2) retirement or termination other than for cause, after attaining both at least age 60 and at least 10 years of service, then all or a portion of the recipient’s PRSUs (based on the actual performance percentage achieved on the determination date) will vest on the date the performance percentage is determined. Except as set forth in the preceding sentence, no PRSUs will vest if the executive officer is no longer an employee at the end of the three-year period. Stock options to purchase Teradyne’s common stock at 100% of the fair market value on the grant date vest in equal annual installments over four years from the grant date and have a maximum term of seven years.

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

During the three months ended March 30, 2025 and March 31, 2024, Teradyne granted 0.5 million and 0.5 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $114.51 and $94.28, respectively.

During the three months ended March 30, 2025 and March 31, 2024, Teradyne granted 0.1 million and 0.1 million of PBIT PRSUs with a grant date fair value of $114.47 and $94.01, respectively.

During the three months ended March 30, 2025 and March 31, 2024, Teradyne granted 0.1 million and 0.1 million of TSR PRSUs, with a grant date fair value of $120.80 and $100.87, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Three Months Ended
	March 30, 2025	March 31, 2024
Risk-free interest rate	4.2%	3.9%
Teradyne volatility-historical	41.7%	42.4%
NYSE Composite Index volatility-historical	14.9%	15.6%
Dividend yield	0.4%	0.5%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $115.79 for the 2025 grant, and an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $95.14 for the 2024 grant.

During the three months ended March 30, 2025 and March 31, 2024, Teradyne granted 0.1 million and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $44.65 and $37.50, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	March 30, 2025	March 31, 2024
Expected life (years)	4.0	4.0
Risk-free interest rate	4.3%	4.0%
Volatility-historical	44.0%	46.3%
Dividend yield	0.4%	0.5%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $115.79 for the 2025 grant and an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $95.14 for the 2024 grant.

N. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Three Months Ended March 30, 2025
Balance at December 31, 2024, net of tax of $0, $(2,174), $209, $(1,134), respectively	$(75,289)	$(7,807)	$731	$1,145	$(81,220)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $132, $(58), $0, respectively	39,319	620	(202)	—	39,737
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $21, $(166), $0, respectively	—	75	(582)	(2)	(509)
Net current period other comprehensive loss, net of tax of $0, $153, $(224), $0, respectively	39,319	695	(784)	(2)	39,228
Balance at March 31, 2025, net of tax of $0, $(2,021), $(15), $(1,134), respectively	$(35,970)	$(7,112)	$(53)	$1,143	$(41,992)

Three Months Ended March 31, 2024
Balance at December 31, 2023, net of tax of $0, $(1,728), $142, $(1,132), respectively	$(22,442)	$(6,194)	$506	$1,152	$(26,978)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(221), $358, $0, respectively	(11,457)	(902)	1,274	—	(11,085)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $30, $(500), $0, respectively	—	106	(1,780)	(2)	(1,676)
Net current period other comprehensive loss, net of tax of $0, $(191), $(142), $0, respectively	(11,457)	(796)	(506)	(2)	(12,761)
Balance at March 31, 2024, net of tax of $0, $(1,919), $0, $(1,132), respectively	$(33,899)	$(6,990)	$—	$1,150	$(39,739)

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three months ended March 30, 2025 and March 31, 2024, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		Affected Line Item in the Statements of Operations
	March 30, 2025	March 31, 2024
	(in thousands)
Available-for-sale marketable securities:
Unrealized losses, net of tax of $(21), $(30), respectively	$(75)	$(106)	Other (income) expense, net
Cash flow hedges:
Unrealized (losses) gains, net of tax of $166, $500, respectively	582	1,780	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $0, $0, respectively	2	2	(a)
Total reclassifications, net of tax of $145, $470, respectively	$509	$1,676	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note R: “Retirement Plans.”

O. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. In the three months ended March 30, 2025, there were no interim indicators of impairment. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

The changes in the carrying amount of goodwill by reportable segments for the three months ended March 30, 2025, were as follows:

	Robotics	Semiconductor Test	Product Test	Total
	(in thousands)
Balance at December 31, 2024
Goodwill	$375,298	$262,117	$520,518	$1,157,933
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	375,298	1,577	18,492	395,367
AET acquisition	—	1,257	—	1,257
Foreign currency translation adjustment	12,648	41	—	12,689
Balance at March 30, 2025
Goodwill	387,946	263,415	520,518	1,171,879
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	387,946	2,875	18,492	409,313

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Acquired Assets	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at March 30, 2025
Developed technology	$267,705	$2,619	$(258,444)	$(5,650)	$6,230
Customer relationships	52,109	3,771	(50,114)	204	$5,970
Tradenames and trademarks	59,007	—	(51,828)	(1,408)	$5,771
Total intangible assets	$378,821	$6,390	$(360,386)	$(6,854)	$17,971
Balance at December 31, 2024
Developed technology	$267,706	$—	$(255,448)	$(5,820)	$6,438
Customer relationships	52,109	—	(49,562)	204	2,751
Tradenames and trademarks	59,007	—	(50,805)	(1,464)	6,738
Total intangible assets	$378,822	$—	$(355,815)	$(7,080)	$15,927

Aggregate intangible asset amortization expense was $4.6 million and $4.7 million, respectively, for the three months ended March 30, 2025 and March 31, 2024.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2025	$7,940
2026	3,773
2027	2,556
2028	2,475
2029	1,164
Thereafter	63

P. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$98,896	$64,197
Weighted average common shares-basic	161,501	153,047
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	—	8,862
Restricted stock units	444	419
Stock options	5	16
Employee stock purchase plan	46	4
Dilutive potential common shares	495	9,301
Weighted average common shares-diluted	161,996	162,348
Net income per common share-basic	$0.61	$0.42
Net income per common share-diluted	$0.61	$0.40

(1)
Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price, multiplied by the number of warrant shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three months ended March 30, 2025 and March 31, 2024, excludes the effect of the potential vesting of 0.5 million and 0.4 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

Q. RESTRUCTURING AND OTHER

During the three months ended March 30, 2025, Teradyne consolidated its Robotics go-to-market and other central functions to better serve its customers. As a result, Teradyne recorded $11.4 million of employee severance charges, $9.2 million of which is related to the Robotics restructuring which impacted approximately 150 employees. During the three months ended March 30, 2025, Teradyne made $4.2 million of Robotics severance payments. Teradyne expects all remaining Robotics severance payments to be made prior to the end of the second quarter. Additionally, Teradyne recorded $2.0 million of acquisition and divestiture related costs and $1.1 million related to lease terminations.

During the three months ended March 31, 2024, Teradyne recorded $2.2 million of acquisition and divestiture expenses related to the Technoprobe transaction, and $2.0 million of severance charges related to headcount reductions primarily in Robotics and Semiconductor Test, which included charges related to a voluntary early retirement program for employees meeting certain conditions.

R. RETIREMENT PLANS

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

In the three months ended March 30, 2025 and March 31, 2024, Teradyne contributed $0.8 million and $0.8 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $0.3 million and $0.3 million, respectively, to certain qualified pension plans for non-U.S. subsidiaries.

For the three months ended March 30, 2025 and March 31, 2024, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	March 30, 2025		March 31, 2024
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$214	$124	$231	$117
Interest cost	1,709	262	1,647	246
Expected return on plan assets	(1,317)	(22)	(1,268)	(16)
Total net periodic pension cost	$606	$364	$610	$347

Postretirement Benefit Plan

In addition to receiving pension benefits, Teradyne employees in the United States who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits and the existing benefit obligation relates primarily to those employees. During the three months ended March 30, 2025, Teradyne recorded special termination benefit charges associated with a voluntary early retirement program.

For the three months ended March 30, 2025 and March 31, 2024, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands)
Service cost	$10	$10
Interest cost	73	73
Amortization of prior service credit	(2)	(2)
Special termination benefits	684	292
Total net periodic postretirement benefit cost	$765	$373

S. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 30, 2025, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $359.3 million, of which $354.8 million is for less than one year.

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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of March 30, 2025 and December 31, 2024, Teradyne had a product warranty accrual of $13.1 million and $13.0 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $44.3 million and $41.6 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of March 30, 2025 and December 31, 2024, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

T. INCOME TAXES

The effective tax rate for the three months ended March 30, 2025 and March 31, 2024, was 12.2% and 11.9%, respectively. The increase in the effective tax rate from the three months ended March 31, 2024, to three months ended March 30, 2025, is primarily attributable to a decrease in benefit related to uncertain tax positions, net of an increase in benefit related to tax credits.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of March 30, 2025, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of March 30, 2025 and December 31, 2024, Teradyne had $6.8 million and $6.8 million, respectively, of reserves for uncertain tax positions.

As of March 30, 2025, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $0.7 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to U.S. federal and state research and development credits.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of March 30, 2025 and December 31, 2024, $0.3 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the three months ended March 30, 2025 and March 31, 2024, expense of $0.0 million and benefit of $0.6 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the three months ended March 30, 2025, was $2.0 million, or $0.01 per diluted share. The tax savings due to the tax holiday for the three months ended March 31, 2024, was $1.1 million, or $0.01 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended its Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. Teradyne currently does not expect the CAMT to have a material impact on its financial results.

The Organization for Economic Cooperation and Development (the “OECD”) has introduced a framework to implement a global minimum tax of 15% for certain multinational companies, referred to as Pillar Two. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which Teradyne operates have enacted Pillar Two legislation, and other countries are in the process of introducing draft Pillar Two legislation. Teradyne is closely monitoring these developments and evaluating the potential future impact on its effective tax rate. As of March 30, 2025, the effective tax rate was immaterially impacted by Pillar Two in some of Teradyne's foreign jurisdictions.

U. SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

As of December 31, 2024, Teradyne had two reportable segments (Semiconductor Test and Robotics) and four operating segments (Semiconductor Test, System Test, wireless test systems and Robotics). Effective March 2025, Teradyne's Chief Operating Decision Maker ("CODM") has placed Regan Mills as President, Product Test, in order to streamline operating activities of Production Board Test, Defense/Aerospace, and wireless test systems. As a result, as of March 30, 2025, Teradyne has three reportable segments (Semiconductor Test, Robotics, and Product Test). As of March 30, 2025, each of Teradyne's reportable segments represents an individual operating segment. All prior period disclosures have been recast to conform to the current segment structure and presentation requirements.

The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services inclusive of storage and system level test products. The Robotics segment includes operations related to the design, manufacturing and marketing of collaborative robotic arms and autonomous mobile robots. The Product Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace test, circuit-board test, and wireless test systems. Each reportable segment has a segment manager who is accountable to and maintains regular contact with Teradyne’s CODM (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

The CODM uses business segment income (loss) before income taxes predominantly in the annual budgeting and forecasting process. The CODM also uses this measure when making decisions about the allocation of operating and capital resources to each segment. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies.”

Segment information for the three months ended March 30, 2025 and March 31, 2024, is as follows:

	Semiconductor Test	Robotics	Product Test	Total Reportable Segments	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended March 30, 2025
Revenues	$542,504	$68,987	$74,189	$685,680	$—	$685,680
Less:
Cost of revenues	202,747	32,292	30,035	265,074	—	265,074
Engineering and development	80,211	15,855	11,539	107,605	—	107,605
Selling and marketing	51,697	24,514	11,737	87,948	—	87,948
General and administrative	26,552	9,865	4,969	41,386	1,763	43,149
Other segment items (1)(2)	25,495	23,638	7,273	56,406	6,474	62,880
Income (loss) before taxes (2)	155,802	(37,177)	8,636	127,261	(8,237)	119,024
Total assets (3)	1,396,660	742,621	205,840	2,345,121	1,360,716	3,705,837
Property additions	59,732	2,676	2,778	65,186	—	65,186
Depreciation and amortization expense	22,865	5,941	1,506	30,312	(10)	30,302
Three months ended March 31, 2024
Revenues	$434,770	$87,654	$77,395	$599,819	$—	$599,819
Less:
Cost of revenues	192,894	34,453	28,278	255,625	—	255,625
Engineering and development	65,649	15,787	11,800	93,236	—	93,236
Selling and marketing	44,987	24,821	12,181	81,989	—	81,989
General and administrative	21,062	13,217	5,116	39,395	1,772	41,167
Other segment items (1)(2)	26,784	13,422	6,503	46,709	8,191	54,900
Income (loss) before taxes (2)	83,394	(14,046)	13,517	82,865	(9,963)	72,902
Total assets (3)	1,407,239	721,318	192,912	2,321,469	1,089,251	3,410,720
Property additions	36,554	5,713	1,756	44,023	—	44,023
Depreciation and amortization expense	19,871	6,431	1,749	28,051	69	28,120

(1)
For each reportable segment, the other segment items category includes equity and variable compensation, acquired intangible assets amortization, inventory step-up, and restructuring and other charges.
(2)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), acquisition and divestiture related expenses, ERP implementation related costs, and an expense for the modification of outstanding equity awards.
(3)
Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.

V. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In January 2023, Teradyne’s Board of Directors cancelled its January 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. As of January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired. Teradyne intends to repurchase up to a total of $1.0 billion of its common stock in 2025 and 2026 based on market conditions.

During the three months ended March 30, 2025, Teradyne repurchased 1.5 million shares of common stock for a total cost of $158.7 million at an average price of $107.21 per share. The cumulative repurchases under the January 2023 repurchase program as of March 30, 2025, were 7.1 million shares of common stock for $758.6 million at an average price per share of $106.42.

During the three months ended March 31, 2024, Teradyne repurchased 0.2 million shares of common stock for a total cost of $22.1 million at an average price of $100.31 per share. The cumulative repurchases under the January 2023 repurchase program as of March 31, 2024, were 4.1 million shares of common stock for $422.6 million at an average price per share of $102.35.

The total cost of shares acquired includes commissions and related excise tax, and is recorded as a reduction to retained earnings.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2025 and January 2024, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three months ended March 30, 2025 and March 31, 2024, were $19.4 million and $18.4 million, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward-looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are a leading global supplier, designer, developer, and manufacturer of automated test equipment and robotics products. Our automated test systems are used to test semiconductors, wireless products, data storage and complex electronics systems in many industries including consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our Robotics products consist primarily of collaborative robotic arms and autonomous mobile robots used by global manufacturing, logistics and industrial customers to improve quality and increase manufacturing and material handling efficiency, while decreasing manufacturing and logistics costs. Our automated test equipment and robotics products and services include:

•
semiconductor test (“Semiconductor Test”) systems;
•
robotics (“Robotics”) products; and
•
product test ("Product Test") systems, which includes defense/aerospace ("Defense/Aerospace") test instrumentation and systems, circuit-board test and inspection ("Production Board Test") systems, and wireless test systems.

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

The first quarter of 2025 benefited from solid revenue performance, operating expense control, and gross margins above the high-end of our expectations. The strong first quarter performance was driven primarily by Semiconductor Test, specifically in mobility, leading to year-over-year growth. Although first quarter results were positive, there is less than normal visibility for the rest of the year due to uncertainty around tariffs, changing trade policies, and fluctuating end customer demand. As a result of uncertainty, we are prudently managing operating expenses including restructuring our Robotics organization to consolidate our go-to-market functions.

On January 31, 2025, we acquired from Infineon Technologies AG ("Infineon") its automated test equipment technology and associated development team ("AET") based in Regensburg, Germany for a total purchase price of 17.6 million Euro, equivalent to $18.3 million. AET adds resources and expertise to our company and strengthens the relationship between Teradyne and Infineon. AET is included in our Semiconductor Test segment.

On March 10, 2025, we entered into a definitive agreement to acquire privately held Quantifi Photonics ("Quantifi"), a leader in photonic IC testing. This acquisition will enable us to deliver scalable photonic integrated circuit ("PIC") test solutions. The acquisition is expected to close in the second quarter of 2025, subject to customary closing conditions and regulatory approvals.

While revenues in our test businesses are predominantly in U.S. dollars, the majority of our Robotics revenue is denominated in foreign currencies. Strengthening of the U.S. dollar would negatively affect Robotics revenue growth in 2025.

Our corporate strategy for our test businesses is to profitably increase market share while in Robotics, we plan to grow revenue and profits through diligent cost management and the introduction of differentiated products targeting expanding markets. Our capital allocation plan will continue to be balanced between investing in organic and inorganic growth and returning cash to shareholders through share repurchases and dividends.

In the first quarter of 2025, the US government announced a number of tariffs which could impact our businesses. On April 9, 2025, a 90 day pause was instituted on some of the previously announced tariffs. Currently, we are assessing the potential impact of the tariffs. Based on currently available information we do not anticipate a material impact to our costs as a result of the tariffs. However, the impact to end customer demand remains unclear as the global economy works through trade negotiations.

For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see Part II - Item 1A "Risk Factors- Risks Related to Legal and Regulatory Compliance" included elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended March 30, 2025, to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 30, 2025	March 31, 2024
Percentage of revenues:
Revenues:
Products	82%	76%
Services	18	24
Total revenues	100	100
Cost of revenues:
Cost of products	33	33
Cost of services	7	10
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	39	43
Gross profit	61	57
Operating expenses:
Selling and administrative	23	25
Engineering and development	17	17
Acquired intangible assets amortization	1	1
Restructuring and other	2	1
Total operating expenses	43	44
Income from operations	18	13
Non-operating (income) expense:
Interest income	(1)	(1)
Interest expense	—	—
Other (income) expense, net	1	2
Income before income taxes and equity in net earnings of affiliate	17	12
Income tax provision	2	1
Income before equity in net earnings of affiliate	15	11
Equity in net earnings of affiliate	(1)	—
Net income	14%	11%

Results of Operations

First Quarter 2025 Compared to First Quarter 2024

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	March 30, 2025	March 31, 2024	Dollar Change
	(in millions)
Semiconductor Test	$542.5	$434.8	$107.7
Robotics	69.0	87.7	(18.7)
Product Test	74.2	77.4	(3.2)
	$685.7	$599.9	$85.8

The increase in Semiconductor Test revenues of $107.7 million, or 24.8%, was driven primarily by higher sales for mobility. The decrease in Robotics revenues of $18.7 million, or 21.3%, was primarily due to lower sales of collaborative robotic arms due to market weakness. The decrease in Product Test revenues of $3.2 million, or 4.1%, was primarily due to lower sales in Defense/Aerospace and Production Board Test, partially offset by an increase in wireless tester sales.

Our reportable segments accounted for the following percentages of consolidated revenues:

	For the Three Months Ended
	March 30, 2025	March 31, 2024
Semiconductor Test	79%	72%
Robotics	10	15
Product Test	11	13
	100%	100%

Revenues by country as a percentage of total revenues were driven by location of customer demand and were as follows (1):

	For the Three Months Ended
	March 30, 2025	March 31, 2024
Taiwan	28%	12%
China	19	7
Korea	12	28
United States	11	17
Singapore	8	3
Europe	6	11
Philippines	4	2
Japan	2	11
Malaysia	2	3
Thailand	2	2
Rest of World	6	4
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	March 30, 2025	March 31, 2024	Dollar/Point Change
	(in millions)
Gross profit	$415.3	$339.3	$76.0
Percent of total revenues	60.6%	56.6%

Gross profit as a percent of revenue increased by 4.0 points, primarily due to product mix in Semiconductor Test and higher volume.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	March 30, 2025	March 31, 2024	Dollar Change
	(in millions)
Selling and administrative	$157.3	$149.2	$8.1
Percent of total revenues	22.9%	24.9%

The increase of $8.1 million in selling and administrative expenses was primarily higher spending in Semiconductor Test, partially offset by a reduction in spending in Robotics.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	March 30, 2025	March 31, 2024	Dollar Change
	(in millions)
Engineering and development	$118.2	$103.2	$15.0
Percent of total revenues	17.2%	17.2%

The increase of $15.0 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test.

Restructuring and Other

During the three months ended March 30, 2025, we consolidated our Robotics go-to-market functions to better serve our customers. As a result, we recorded $11.4 million of employee severance charges, $9.2 million of which is related to the Robotics restructuring which impacted approximately 150 employees. We expect all Robotics severance payments to be made prior to the end of our second quarter. Additionally, we recorded $2.0 million of acquisition and divestiture related costs and $1.1 million related to lease terminations.

During the three months ended March 31, 2024, we recorded $2.2 million of acquisition and divestiture related costs and $2.0 million of severance charges related to headcount reductions primarily in Semiconductor Test and Robotics.

Interest and Other

	For the Three Months Ended
	March 30, 2025	March 31, 2024	Dollar Change
	(in millions)
Interest income	$(5.1)	$(7.9)	$2.8
Interest expense	0.8	0.7	$0.1
Other (income) expense, net	6.1	12.1	$(6.0)

In the period ended March 31, 2024, other (income) expense, net included the change in value of our call option purchased in connection with the acquisition of Technoprobe. The call option expired on May 23, 2024.

Income (Loss) Before Income Taxes

	For the Three Months Ended
	March 30, 2025	March 31, 2024	Dollar Change
	(in millions)
Semiconductor Test	$155.8	$83.4	$72.4
Robotics	(37.2)	(14.0)	(23.2)
Product Test	8.6	13.5	(4.9)
Corporate and Eliminations (1)	(8.2)	(10.0)	1.8
	$119.0	$72.9	$46.1

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), contingent consideration adjustments, acquisition and divestiture related expenses, and an expense for the modification of Teradyne's former chief executive officer's outstanding equity awards.

The increase in income before income taxes in Semiconductor Test was driven primarily by higher sales for mobility as well as higher margins due to product mix. The decrease in income before income taxes in Robotics was primarily due to lower sales of collaborative robotic arms. The decrease in income before income taxes in Product Test was primarily due to lower sales in Defense/Aerospace and Production Board Test, partially offset by an increase in wireless tester sales.

Income Taxes

The effective tax rate for the three months ended March 30, 2025 and March 31, 2024, was 12.2% and 11.9%, respectively. The increase in the effective tax rate from the three months ended March 31, 2024, to three months ended March 30, 2025, is primarily attributable to a decrease in benefit related to uncertain tax positions, net of an increase in benefit related to tax credits.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $102.3 million in the three months ended March 30, 2025, to $621.5 million.

Operating activities during the three months ended March 30, 2025, provided cash of $161.6 million. Changes in operating assets and liabilities provided cash of $7.7 million due to a $12.0 million increase in operating liabilities, partially offset by a $4.3 million rise in operating assets.

The change in operating assets was primarily due to a $31.0 million increase in inventories, partially offset by a $13.1 million and $13.7 million decrease in accounts receivable and other assets, respectively.

The change in operating liabilities was due to growth in accounts payable of $48.0 million, a $13.0 million uptick in income taxes, and a $10.2 million increase in deferred revenue and customer advance payments, partially offset by a $58.0 million decrease in accrued other and a $1.3 million decline is retirement plan contributions.

Investing activities during the three months ended March 30, 2025, used cash of $61.8 million due to $64.0 million used for the purchase of property, plant and equipment, $17.0 million used for the acquisition of business, net of cash acquired, $10.8 million used for the purchase of marketable securities, and $3.0 million used for investments in businesses, partially offset by $27.4 million in proceeds from the maturities of marketable securities and $5.6 million in proceeds from the sale of marketable securities.

Financing activities during the three months ended March 30, 2025, used cash of $176.8 million due to $157.5 million used for the repurchase of 1.5 million shares of common stock at an average price of $107.21 per share, $19.4 million used for dividend payments and $14.7 million used for payments related to net settlements of employee stock compensation awards, partially offset by $14.8 million in proceeds from the issuance of common stock under employee stock purchase and stock option plans.

Operating activities during the three months ended March 31, 2024, provided cash of $7.3 million. Changes in operating assets and liabilities used cash of $108.6 million due to a $3.9 million increase in operating assets and a $104.7 million decrease in operating liabilities.

The increase in operating assets during the three months ended March 31, 2024, was primarily due to an $8.1 million and $6.9 million rise in accounts receivable and inventories, respectively, partially offset by a $11.1 million decrease in other assets.

The decline in operating liabilities during the three months ended March 31, 2024, was due to a $70.2 million decrease in accrued employee compensation $28.4 million decrease in accounts payable, $7.0 million reduction in accrued other, $1.4 million decrease in deferred revenue and customer advance payments, and $1.4 million of retirement plan contributions, partially offset by a $3.8 million increase in income taxes.

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

In January 2025 and January 2024, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share and $0.12 per share, respectively. Dividend payments for the three months ended March 30, 2025 and March 31, 2024, were $19.4 million and $18.4 million, respectively.

During the three months ended March 30, 2025, we repurchased 1.5 million shares of common stock for $157.5 million, which excludes related excise tax, at an average price of $107.21 per share. We intend to repurchase up to $1.0 billion of common stock in 2025 and 2026, subject to market conditions. The cumulative repurchases under the 2023 repurchase program as of March 30, 2025, were 7.1 million shares of common stock for $752.7 million, which excludes related excise tax, at an average price per share of $106.42. During the three months ended March 31, 2024, we repurchased 0.2 million shares of common stock for $22.1 million, which excludes related excise tax, at an average price of $100.31 per share

While we have previously declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On May 1, 2020, we entered into a credit agreement (the "Credit Agreement") providing a three-year, senior secured revolving credit facility of $400.0 million. On December 10, 2021, the Credit Agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the Credit Agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. On November 7, 2023, the Credit Agreement was amended to allow for the purchase of the shares of Technoprobe. As of May 2, 2025, we have not borrowed any funds under the credit facility.

We believe our cash, cash equivalents, marketable securities and senior secured revolving credit facility will be sufficient to pay our quarterly dividend and meet our working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Program as discussed in Note M: “Stock-Based Compensation” in our 2024 Annual Report on Form 10-K, we have a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers and directors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09 –“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires expanded disclosures relating to the tax rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit) and income tax expense (benefit), requiring a greater disaggregation of information for each. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. We will apply the amendments in this update on a prospective basis. This ASU will have no impact on results of operations, cash flows or financial condition.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risks

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Part 2 Item 7A, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on February 20, 2025. There were no material changes in our exposure to market risk from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to other information set forth in this Form 10-Q, including the risk discussed below, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2023, Teradyne’s Board of Directors cancelled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the three months ended March 30, 2025, we repurchased 1.5 million shares of common stock for a total cost of $158.7 million at an average price of $107.21 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes. During the three months ended March 31, 2024, we repurchased 0.2 million shares of common stock for $22.1 million at an average price of $100.31 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended March 30, 2025, (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)
January 1, 2025 - January 26, 2025	20		$127.72		20	$1,397,542
January 27, 2025 - February 23, 2025	713		$114.90		591	$1,330,064
February 24, 2025 - March 30, 2025	871		$102.01		869	$1,241,360
	1,604	(1)	108.06	(1)	1,480

(1)
Includes approximately one hundred twenty four thousand shares at an average price of $118.21 withheld from employees for the payment of taxes.
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

Item 4: Mine Safety Disclosures

Not Applicable

Item 5: Other Information

10b 5-1 Trading Plans

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended March 30, 2025, the following Section 16 Officers or directors adopted, modified or terminated Rule 10b5-1 trading plans:

Gregory Smith, President and Chief Executive Officer

Gregory Smith, our President and Chief Executive Officer, entered into a new Rule 10b5-1 trading plan on February 4, 2025. The Rule 10b5-1 trading plan provides that Mr. Smith, acting through a broker, may sell up to an aggregate of 5,540 shares. Subject to price limits, the first trade under Mr. Smith’s Rule 10b5-1 trading plan is scheduled for May 12, 2025. Mr. Smith’s plan is scheduled to terminate on March 12, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Smith or the broker, or as otherwise provided in the plan.

Mercedes Johnson, Director

Mercedes Johnson, a member of our Board of Directors, entered into a new Rule 10b5-1 trading plan on February 3, 2025. The Rule 10b5-1 trading plan provides that Ms. Johnson, acting through a broker, may sell up to an aggregate of 7,490 shares. Subject to price limits, the first trade under Ms. Johnson’s Rule 10b5-1 trading plan is scheduled for May 5, 2025. Ms. Johnson’s plan is scheduled to terminate on June 30, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Ms. Johnson or the broker, or as otherwise provided in the plan.

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

TERADYNE, INC.
Registrant

/s/ SANJAY MEHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) May 2, 2025