Form 10-Q
period 2025-06-29
TERADYNE, INC
filed 2025-08-01
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025

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

The number of shares outstanding of the registrant’s only class of Common Stock as of July 28, 2025, was 159,073,532 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 29, 2025	December 31, 2024
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$339,252	$553,354
Marketable securities	28,638	46,312
Accounts receivable, less allowance for credit losses of $1,708 and $2,111 at June 29, 2025 and December 31, 2024, respectively	433,001	471,426
Inventories, net	350,505	298,492
Prepayments	412,981	429,086
Other current assets	19,230	17,727
Total current assets	1,583,607	1,816,397
Property, plant and equipment, net	559,813	508,171
Operating lease right-of-use assets, net	67,407	70,185
Marketable securities	120,684	124,121
Deferred tax assets	239,809	222,438
Retirement plans assets	11,922	11,994
Equity method investment	545,414	494,494
Other assets	54,503	49,620
Acquired intangible assets, net	58,233	15,927
Goodwill	520,470	395,367
Total assets	$3,761,862	$3,708,714
LIABILITIES
Current liabilities:
Accounts payable	$172,025	$134,792
Accrued employees’ compensation and withholdings	176,482	204,991
Deferred revenue and customer advances	123,989	107,710
Other accrued liabilities	110,143	90,777
Operating lease liabilities	19,770	18,699
Income taxes payable	72,856	67,610
Total current liabilities	675,265	624,579
Retirement plans liabilities	139,249	133,338
Long-term deferred revenue and customer advances	40,414	40,505
Deferred tax liabilities	6,756	1,038
Long-term other accrued liabilities	8,186	7,442
Long-term operating lease liabilities	54,691	57,922
Long-term incomes taxes payable	—	24,596
Total liabilities	924,561	889,420
Commitments and contingencies (Note S)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 159,210 and 161,722 shares issued and outstanding at June 29, 2025, and December 31, 2024, respectively	19,901	20,215
Additional paid-in capital	1,941,501	1,909,538
Accumulated other comprehensive loss (gain)	41,036	(81,220)
Retained earnings	834,863	970,761
Total shareholders’ equity	2,837,301	2,819,294
Total liabilities and shareholders’ equity	$3,761,862	$3,708,714

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands, except per share amount)		(in thousands, except per share amount)
Revenues:
Products	$522,657	$596,877	$1,084,614	$1,055,310
Services	129,140	133,002	252,863	274,388
Total revenues	651,797	729,879	1,337,477	1,329,698
Cost of revenues:
Cost of products	232,422	250,236	456,564	450,999
Cost of services	46,363	53,799	92,564	113,573
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	278,785	304,035	549,128	564,572
Gross profit	373,012	425,844	788,349	765,126
Operating expenses:
Selling and administrative	157,782	154,470	315,039	303,658
Engineering and development	118,382	111,816	236,570	215,015
Acquired intangible assets amortization	3,733	4,664	8,306	9,361
Restructuring and other	2,372	2,012	16,887	6,440
Gain on sale of business	—	(57,486)	—	(57,486)
Total operating expenses	282,269	215,476	576,802	476,988
Income from operations	90,743	210,368	211,547	288,138
Non-operating (income) expense:
Interest income	(4,351)	(6,715)	(9,427)	(14,582)
Interest expense	805	1,530	1,600	2,190
Other (income) expense, net	(2,270)	(3,850)	3,790	8,225
Income before income taxes and equity in net earnings of affiliate	96,559	219,403	215,584	292,305
Income tax provision	12,260	33,130	26,804	41,835
Income before equity in net earnings of affiliate	84,299	186,273	188,780	250,470
Equity in net earnings of affiliate	(5,927)	—	(11,511)	—
Net income	$78,372	$186,273	$177,269	$250,470
Net income per common share:
Basic	$0.49	$1.18	$1.10	$1.61
Diluted	$0.49	$1.14	$1.10	$1.54
Weighted average common shares—basic	159,967	157,804	160,734	155,426
Weighted average common shares—diluted	160,135	163,470	161,065	162,909

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)		(in thousands)
Net income	$78,372	$186,273	$177,269	$250,470
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, and $0, respectively	82,997	(3,629)	122,316	(15,087)
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(17), $(183), $115 and $(404), respectively	(35)	(721)	585	(1,622)
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $6, $(4), $27, and $26, respectively	15	(13)	89	92
	(20)	(734)	674	(1,530)
Cash flow hedges:
Unrealized gains arising during period, net of tax of $(51), $0, $(109), and $358, respectively	(179)	—	(381)	1,274
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $66, $0, $(100) and $(500) respectively	232	—	(350)	(1,780)
	53	—	(731)	(506)
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(1), and $(1), respectively	(2)	(2)	(3)	(3)
Other comprehensive income (loss)	83,028	(4,365)	122,256	(17,126)
Comprehensive income	$161,400	$181,908	$299,525	$233,344

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Shareholders' Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
For the Three Months Ended June 29, 2025
Balance, March 30, 2025	160,674	$20,084	$1,926,180	$(41,992)	$893,227	$2,797,499
Net issuance of common stock under stock-based plans	16	2	(231)			(229)
Stock-based compensation expense			15,552			15,552
Repurchase of common stock	(1,480)	(185)			(117,550)	(117,735)
Cash dividends ($0.12 per share)					(19,186)	(19,186)
Net income					78,372	78,372
Other comprehensive income (loss)				83,028		83,028
Balance, June 29, 2025	159,210	$19,901	$1,941,501	$41,036	$834,863	$2,837,301
For the Three Months Ended June 30, 2024
Balance, March 31, 2024	153,757	$19,220	$1,848,088	$(39,739)	$730,260	$2,557,829
Net issuance of common stock under stock-based plans	125	15	4,615			4,630
Stock-based compensation expense			13,660			13,660
Warrant exercises	7,998	1,000	(1,012)			(12)
Repurchase of common stock	(78)	(10)			(8,185)	(8,195)
Cash dividends ($0.12 per share)					(19,008)	(19,008)
Net income					186,273	186,273
Other comprehensive income (loss)				(4,365)		(4,365)
Balance, June 30, 2024	161,802	$20,225	$1,865,351	$(44,104)	$889,340	$2,730,812

	Shareholders' Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
For the Six Months Ended June 29, 2025
Balance, December 31, 2024	161,722	$20,215	$1,909,538	$(81,220)	$970,761	$2,819,294
Net issuance of common stock under stock-based plans	448	56	(218)			(162)
Stock-based compensation expense			32,181			32,181
Repurchase of common stock	(2,960)	(370)			(274,567)	(274,937)
Cash dividends ($0.12 per share)					(38,600)	(38,600)
Net income					177,269	177,269
Other comprehensive income (loss)				122,256		122,256
Balance, June 29, 2025	159,210	$19,901	$1,941,501	$41,036	$834,863	$2,837,301
For the Six Months Ended June 30, 2024
Balance, December 31, 2023	152,698	$19,087	$1,827,274	$(26,978)	$706,514	$2,525,897
Net issuance of common stock under stock-based plans	591	73	8,373			8,446
Stock-based compensation expense			30,818			30,818
Warrant exercises	8,812	1,102	(1,114)			(12)
Repurchase of common stock	(299)	(37)			(30,253)	(30,290)
Cash dividends ($0.12 per share)					(37,391)	(37,391)
Net income					250,470	250,470
Other comprehensive income (loss)				(17,126)		(17,126)
Balance, June 30, 2024	161,802	$20,225	$1,865,351	$(44,104)	$889,340	$2,730,812

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 29, 2025	June 30, 2024
	(in thousands)
Cash flows from operating activities:
Net income	$177,269	$250,470
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	52,835	48,927
Stock-based compensation	32,031	30,693
Equity in net earnings of affiliate	11,511	—
Losses (gains) on investments	(1,078)	13,090
Provision for excess and obsolete inventory	12,347	9,438
Amortization	8,856	9,397
Gain on sale of business	—	(57,486)
Deferred taxes	(14,998)	(16,830)
Retirement plan actuarial losses (gains)	127	(250)
Other	3,168	1,240
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	49,496	(54,211)
Inventories	(23,707)	17,102
Prepayments and other assets	30,879	22,190
Accounts payable and other liabilities	17,135	(53,009)
Deferred revenue and customer advances	13,056	2,739
Retirement plans contributions	(5,576)	(2,774)
Income taxes	(19,625)	2,622
Net cash provided by operating activities	343,726	223,348
Cash flows from investing activities:
Purchases of property, plant and equipment	(114,429)	(88,869)
Acquisition of businesses, net of cash acquired	(144,380)	—
Purchase of investment in a business	(5,368)	(524,653)
Purchases of marketable securities	(17,150)	(27,757)
Proceeds from the sale of a business, net of cash and cash equivalents sold	—	87,172
Proceeds from maturities of marketable securities	32,603	26,858
Proceeds from sales of marketable securities	8,487	21,289
Proceeds from insurance	—	873
Net cash used for investing activities	(240,237)	(505,087)
Cash flows from financing activities:
Repayments of borrowings on revolving credit facility	—	(185,000)
Dividend payments	(38,584)	(37,370)
Repurchase of common stock	(274,873)	(30,306)
Payments related to net settlement of employee stock compensation awards	(14,954)	(13,434)
Proceeds from borrowings on revolving credit facility	—	185,000
Issuance of common stock under stock purchase and stock option plans	14,792	21,836
Net cash used for financing activities	(313,619)	(59,274)
Effects of exchange rate changes on cash and cash equivalents	(3,972)	5,346
Decrease in cash and cash equivalents	(214,102)	(335,667)
Cash and cash equivalents at beginning of period	553,354	757,571
Cash and cash equivalents at end of period	$339,252	$421,904
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$4,722	$3,124

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. THE COMPANY

Teradyne, Inc. (“Teradyne”) is a leading global provider of automated test equipment and robotics solutions. Teradyne’s automated test systems are used to test semiconductors, wireless products, data storage, silicon photonics, and complex electronics systems in many industries including consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Teradyne’s robotics product offerings consist primarily of collaborative robotic arms and autonomous mobile robots used by global manufacturing, logistics and industrial customers to improve quality and increase manufacturing and material handling efficiency while reducing costs. In the first quarter of 2025, Teradyne identified opportunities for operational synergies amongst our production board test, defense and aerospace, and wireless test businesses leading to the creation of the Product Test division as a new segment effective March 2025. Teradyne’s automated test equipment and robotics products and services include:

•
semiconductor test (“Semiconductor Test”) systems;
•
robotics (“Robotics”) products; and
•
product test ("Product Test") systems, which include defense/aerospace ("Defense/Aerospace") test instrumentation and systems, circuit-board test and inspection ("Production Board Test") systems, wireless test systems ("Wireless Test"), and photonic integrated circuit ("PIC") test solutions.

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

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-09 –“Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires expanded disclosures relating to the tax rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit) and income tax expense (benefit), requiring a greater disaggregation of information for each. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Teradyne will apply the amendments in this update on a prospective basis. This ASU will have no impact on results of operations, cash flows or financial condition.

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

D. ACQUISITIONS

Quantifi Photonics

On May 31, 2025, Teradyne acquired all of the issued and outstanding shares of Quantifi Photonics ("Quantifi"), a privately held company in New Zealand and a leader in photonic integrated circuit ("PIC") test solutions for a total purchase price of approximately $127.2 million, subject to customary working capital adjustments. The acquisition of Quantifi is expected to enable Teradyne to deliver scalable PIC test solutions. Teradyne's allocation of the purchase price was goodwill of $83.1 million, which is not deductible for tax purposes, acquired intangible assets of $43.6 million with a weighted average estimated useful life of 10.0 years, and $0.6 million of net tangible assets. The goodwill is attributable to cost synergies, assembled workforce and anticipated incremental revenue streams. Teradyne's estimates and assumptions used in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The results of Quantifi have been included in Teradyne's Product Test segment from the date of acquisition.

Based upon a preliminary valuation, the total purchase price was allocated as follows:

Purchase Price Allocation
(in thousands)
Goodwill	$83,068
Intangible Assets	43,600
Tangible assets acquired and liabilities assumed:
Current assets	6,148
Long-term deferred tax assets	6,271
Other non-current assets	2,516
Accounts payable and current liabilities	(1,609)
Long-term deferred tax liabilities	(12,208)
Other long-term liabilities	(548)
Total purchase price	$127,238

Teradyne estimated the fair value of intangible assets using the income and cost approaches. The fair value of Developed technology was estimated using the Multi-Period Excess Earnings Method. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. Components of these intangible assets and their estimated useful lives at the acquisition date are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$38,600	10.0
Trademarks and tradenames	4,400	10.0
Customer relationships	600	8.0
Total Intangible Assets	$43,600	10.0

Teradyne has not included Quantifi's contribution to total company revenue or income from operations before income taxes or pro forma financial information as the impact of the acquisition on the condensed consolidated financial statements is not material.

Automated Test Equipment Technology

On January 31, 2025, Teradyne acquired from Infineon Technologies AG ("Infineon") its automated test equipment technology and associated development team ("AET") based in Regensburg, Germany for a total purchase price of 17.6 million Euros, equivalent to $18.3 million, subject to customary adjustments. AET adds resources and expertise to Teradyne and strengthens the relationship between Teradyne and Infineon. The AET acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne's Semiconductor Test segment from the date of acquisition. As of the acquisition date, Teradyne's purchase price allocation was goodwill of $1.3 million for expected synergies from combining operations, acquired intangible assets of $6.4 million, consisting of developed technology and customer relationships, with a weighted average estimated useful life of 4.6 years, and $10.7 million of net tangible assets, including $11.7 million of inventory. The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management's estimates and assumptions. The acquisition was not material to Teradyne's condensed consolidated financial statements.

E. REVENUE

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Robotics	Product Test	Total
	System on-a-Chip	Memory	IST
	(in thousands)
For the Three Months Ended June 29, 2025
Timing of Revenue Recognition
Point in Time	$325,588	$51,993	$28,827	$72,724	$66,159	$545,291
Over Time	71,000	8,950	5,520	2,142	18,894	$106,506
Total	$396,588	$60,943	$34,347	$74,866	$85,053	$651,797
Geographical Market
Asia Pacific	$364,883	$58,467	$32,468	$15,939	$34,901	$506,658
Americas	15,920	2,077	1,879	27,160	42,229	$89,265
Europe, Middle East and Africa	15,785	399	—	31,767	7,923	$55,874
Total	$396,588	$60,943	$34,347	$74,866	$85,053	$651,797

For the Three Months Ended June 30, 2024
Timing of Revenue Recognition
Point in Time	$343,536	$121,662	$12,463	$88,217	$63,329	$629,207
Over Time	70,048	7,318	4,889	2,030	16,387	$100,672
Total	$413,584	$128,980	$17,352	$90,247	$79,716	$729,879
Geographical Market
Asia Pacific	$381,631	$124,497	$17,304	$20,203	$33,248	$576,883
Americas	20,211	3,254	48	35,010	33,537	$92,060
Europe, Middle East and Africa	11,742	1,229	—	35,034	12,931	$60,936
Total	$413,584	$128,980	$17,352	$90,247	$79,716	$729,879

For the Six Months Ended June 29, 2025
Timing of Revenue Recognition
Point in Time	$663,278	$153,656	$51,719	$139,870	$122,717	$1,131,240
Over Time	139,700	16,695	9,334	3,983	36,525	$206,237
Total	$802,978	$170,351	$61,053	$143,853	$159,242	$1,337,477
Geographical Market
Asia Pacific	$722,985	$166,149	$58,484	$31,001	$60,447	$1,039,066
Americas	50,972	2,994	2,569	59,631	83,014	$199,180
Europe, Middle East and Africa	29,021	1,208	—	53,221	15,781	$99,231
Total	$802,978	$170,351	$61,053	$143,853	$159,242	$1,337,477

For the Six Months Ended June 30, 2024
Timing of Revenue Recognition
Point in Time	$573,127	$224,098	$29,096	$173,400	$125,684	$1,125,405
Over Time	142,764	14,828	10,771	4,501	31,429	$204,293
Total	$715,891	$238,926	$39,867	$177,901	$157,113	$1,329,698
Geographical Market
Asia Pacific	$652,197	$220,103	$37,169	$34,782	$56,306	$1,000,557
Americas	42,762	12,306	2,698	69,640	73,305	$200,711
Europe, Middle East and Africa	20,932	6,517	—	73,479	27,502	$128,430
Total	$715,891	$238,926	$39,867	$177,901	$157,113	$1,329,698

Contract Balances

During the three and six months ended June 29, 2025, Teradyne recognized $22.2 million and $47.5 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. During the three and six months ended June 30, 2024, Teradyne recognized $18.7 million and $46.9 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of June 29, 2025, Teradyne had $930.8 million of unsatisfied performance obligations. Teradyne expects to recognize approximately 86.4% of the remaining performance obligations in the next 12 months and the remainder in 1-3 years.

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	June 29, 2025	December 31, 2024
	(in thousands)
Maintenance, service and training	$59,876	$58,473
Customer advances, undelivered elements and other	57,776	48,118
Extended warranty	46,751	41,624
Total deferred revenue and customer advances	$164,403	$148,215

Accounts Receivable

During the three and six months ended June 29, 2025, and June 30, 2024, Teradyne sold certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. During the three months ended June 29, 2025, and June 30, 2024, total trade accounts receivable sold under the factoring agreements were $12.2 million and $57.3 million, respectively. During the six months ended June 29, 2025, and June 30, 2024, total trade accounts receivable sold under the factoring agreements were $23.1 million and $80.7 million, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows.

F. EQUITY METHOD INVESTMENT

On May 27, 2024, Teradyne paid 483.1 million Euros, equivalent to $524.1 million, to purchase a combination of previously issued and outstanding shares and shares newly issued by Technoprobe, S.p.A. ("Technoprobe"). The shares purchased represent 10% of the issued and outstanding shares of Technoprobe. Teradyne also received a board seat as part of the purchase. Teradyne accounts for this investment using the equity method as a result of being able to exercise significant influence over the operating and financial decisions of Technoprobe. The carrying value of this equity method investment as of June 29, 2025, was $545.4 million in the condensed consolidated balance sheets.

(in thousands)
Balance at December 31, 2024	$494,494
Other comprehensive income related to investment	20,716
Equity in net earnings of affiliate	(5,584)
Balance at March 30, 2025	$509,626
Other comprehensive income related to investment	41,715
Equity in net earnings of affiliate	(5,927)
Balance at June 29, 2025	$545,414

Based on the quoted closing price of Technoprobe stock as of June 29, 2025, the fair value of the publicly traded investment was $569.9 million.

Teradyne's equity method basis difference was calculated as the difference between the investment and the amount of underlying equity in net assets acquired. The basis differences, net of tax, will be amortized over the estimated useful lives.

Teradyne made an accounting policy election to report its share of Technoprobe's results on a 3-month lag, which is applied consistently from period to period. Teradyne records its share of Technoprobe's net income or loss and the amortization of equity method basis difference, as 'Equity in net earnings of affiliate' in the condensed consolidated statements of operations. Teradyne includes its share of Technoprobe's other comprehensive income and a cumulative translation adjustment in the condensed consolidated statements of comprehensive income.

G. DISPOSITIONS

On May 27, 2024, Teradyne completed the sale of the Device Interface Solutions ("DIS") business, a component of the Semiconductor Test segment, to Technoprobe for $85.0 million in cash, net of cash and cash equivalents sold, and a customary working capital adjustment. The sale resulted in a pre-tax gain of $57.1 million recorded as 'Gain on sale of business' in the condensed consolidated statement of operations. The transaction did not meet the criteria to be classified as a discontinued operation, as it did not represent a strategic shift that will have a major effect on operations and financial results.

H. INVENTORIES

Inventories, net consisted of the following at June 29, 2025, and December 31, 2024:

	June 29, 2025	December 31, 2024
	(in thousands)
Raw material	$263,994	$225,915
Work-in-process	51,142	41,964
Finished goods	35,369	30,613
Total inventories, net	$350,505	$298,492

Inventory reserves at June 29, 2025, and December 31, 2024, were $145.0 million and $141.4 million, respectively.

I. FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Teradyne’s equity and debt mutual funds are classified as Level 1 and available-for-sale debt securities are classified as Level 2. The vast majority of Level 2 securities are fixed income securities priced by second party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available, use other observable inputs like market transactions involving identical or comparable securities.

During the three and six months ended June 29, 2025, and June 30, 2024, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Realized gains recorded in the three and six months ended June 29, 2025, were $0.4 million and $1.2 million, respectively. Realized gains recorded in the three and six months ended June 30, 2024, were $0.3 million and $1.3 million, respectively. Realized losses recorded in the three and six months ended June 29, 2025, were $0.1 million and $1.4 million, respectively. Realized losses recorded in the three and six months ended June 30, 2024, were $0.1 million and $0.3 million, respectively. Realized gains and losses are included in 'Other (income) expense, net' in the condensed consolidated statement of operations.

Unrealized gains on equity securities recorded in the three and six months ended June 29, 2025, were $4.1 million and $4.4 million, respectively. Unrealized gains on equity securities recorded in the three and six months ended June 30, 2024, were $1.0 million and $3.6 million, respectively. Unrealized losses on equity securities recorded in six months ended June 29, 2025, were $3.1 million. Unrealized losses on equity securities in the three and six months ended June 30, 2024, were $0.4 million and $0.4 million, respectively. Unrealized gains and losses on equity securities are included in 'Other (income) expense, net' in the condensed consolidated statement of operations.

Unrealized gains and losses on available-for-sale debt securities are included in 'Accumulated other comprehensive income (loss)' in the condensed consolidated balance sheet.

The cost of securities sold is based on average cost.

The following tables set forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 29, 2025, and December 31, 2024.

	June 29, 2025
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$146,193	$—	$—	$146,193
Cash equivalents	189,910	3,149	—	193,059
Available-for-sale securities:
U.S. Treasury securities	—	41,910	—	41,910
Corporate debt securities	—	35,059	—	35,059
Debt mutual funds	12,350	—	—	12,350
U.S. government agency securities	—	4,040	—	4,040
Certificates of deposit and time deposits	—	1,694	—	1,694
Non-U.S. government securities	—	962	—	962
Equity securities:
Mutual funds	53,307	—	—	53,307
	$401,760	$86,814	$—	$488,574
Derivative assets	—	1,334	—	1,334
Total	$401,760	$88,148	$—	$489,908
Liabilities
Derivative liabilities	—	1,373	—	$1,373
Total	$—	$1,373	$—	$1,373

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$336,103	$3,149	$—	$339,252
Marketable securities	—	28,638	—	28,638
Long-term marketable securities	65,657	55,027	—	120,684
Prepayments	—	1,334	—	1,334
Total	$401,760	$88,148	$—	$489,908
Liabilities
Other current liabilities	$—	$1,373	$—	$1,373
Total	$—	$1,373	$—	$1,373

	December 31, 2024
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$261,176	$—	$—	$261,176
Cash equivalents	283,037	9,141	—	292,178
Available-for-sale securities:
Corporate debt securities	—	35,696	—	35,696
U.S. Treasury securities	—	44,942	—	44,942
Certificates of deposit and time deposits	—	21,689	—	21,689
Debt mutual funds	8,951	—	—	8,951
U.S. government agency securities	—	3,970	—	3,970
Non-U.S. government securities	—	773	—	773
Equity securities:
Mutual Funds	54,412	—	—	54,412
	$607,576	$116,211	$—	$723,787
Derivative assets	—	1,665	—	1,665
Total	$607,576	$117,876	$—	$725,452
Liabilities
Derivative liabilities	—	1,324	—	1,324
Total	$—	$1,324	$—	$1,324

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$544,213	$9,141	$—	$553,354
Marketable securities	—	46,312	—	46,312
Long-term marketable securities	63,363	60,758	—	124,121
Prepayments	—	1,665	—	1,665
Total	$607,576	$117,876	$—	$725,452
Liabilities
Other current liabilities	$—	$1,324	$—	$1,324
Total	$—	$1,324	$—	$1,324

The carrying amounts and fair values of Teradyne’s financial instruments at June 29, 2025, and December 31, 2024, were as follows:

	June 29, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$339,252	$339,252	$553,354	$553,354
Marketable securities	149,322	149,322	170,433	170,433
Derivative assets	1,334	1,334	1,665	1,665
Liabilities
Derivative liabilities	1,373	1,373	1,324	1,324

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of available-for-sale marketable securities at June 29, 2025:

	June 29, 2025
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$46,656	$37	$(4,783)	$41,910	$32,277
Corporate debt securities	39,262	186	(4,389)	35,059	24,249
Debt mutual funds	12,564	—	(214)	12,350	2,715
U.S. government agency securities	4,041	—	(1)	4,040	2,318
Certificates of deposit and time deposits	1,694	—	—	1,694	—
Non-U.S. government securities	962	—	—	962	—
	$105,179	$223	$(9,387)	$96,015	$61,559

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$28,684	$6	$(52)	$28,638	$19,524
Long-term marketable securities	76,495	217	(9,335)	67,377	42,035
	$105,179	$223	$(9,387)	$96,015	$61,559

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2024:

	December 31, 2024
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$49,879	$14	$(4,951)	$44,942	$30,530
Corporate debt securities	40,395	79	(4,778)	35,696	27,824
Certificates of deposit and time deposits	21,689	—	—	21,689	—
Debt mutual funds	9,299	—	(348)	8,951	3,238
U.S. government agency securities	3,966	5	(1)	3,970	1,946
Non-U.S. government securities	773	—	—	773	—
	$126,001	$98	$(10,078)	$116,021	$63,538

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$46,349	$16	$(53)	$46,312	$10,454
Long-term marketable securities	79,652	82	(10,025)	69,709	53,084
	$126,001	$98	$(10,078)	$116,021	$63,538

As of June 29, 2025, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $22.1 million and $39.4 million, respectively. As of December 31, 2024, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $22.6 million and $40.9 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at June 29, 2025, and December 31, 2024, were not other than temporary.

The contractual maturities of investments in available-for-sale securities held at June 29, 2025, were as follows:

	June 29, 2025
	Cost	Fair Market Value
	(in thousands)
Due within one year	$28,684	$28,638
Due after 1 year through 5 years	20,756	20,560
Due after 5 years through 10 years	7,716	7,721
Due after 10 years	35,459	26,746
Total	$92,615	$83,665

Contractual maturities of investments in available-for-sale securities held at June 29, 2025, exclude debt mutual funds with a fair market value of $12.4 million as they do not have a contractual maturity date.

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

At June 29, 2025, and December 31, 2024, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Gross Notional Value
	June 29, 2025	December 31, 2024
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Singapore dollar	35.6	—
U.S. dollar/Taiwan dollar	17.1	14.5
U.S. dollar/Japanese yen	13.6	12.6
U.S. dollar/Korean won	10.8	4.2
U.S. dollar/British pound sterling	1.7	1.2
U.S. dollar/Danish krone	0.2	—
Euro/U.S. dollar	21.6	22.3
Danish krone/Chinese yuan	7.4	10.5
Philippine peso/U.S. dollar	1.9	9.4
Chinese yuan/U.S. dollar	1.3	1.6
Danish krone/U.S. dollar	0.8	16.9
Singapore dollar/U.S. dollar	—	28.9
Total	$112.0	$122.1

The fair value of the outstanding contracts was a net loss of $0.1 million and a net loss of $0.6 million at June 29, 2025, and December 31, 2024, respectively.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in 'Other (income) expense, net' in the condensed consolidated statement of operations.

At June 29, 2025, and December 31, 2024, Teradyne had the following cash flow hedge contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	Gross Notional Value
	June 29, 2025	December 31, 2024
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$—	$15.6
Total	$—	$15.6

The fair value of the outstanding cash flow hedge contracts was a gain of $0.9 million at December 31, 2024.

Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity, the gains or losses associated with cash flow hedge contracts are recorded to revenue.

On November 7, 2023, in connection with Teradyne's agreement to acquire a 10% investment in Technoprobe, Teradyne purchased a call option to buy 481.0 million Euros. The expiration date of the option was April 26, 2024. On April 12, 2024, Teradyne entered into a forward to buy 481.0 million Euros which expired on May 23, 2024. For the three and six months ended June 30, 2024, a realized gain of $4.2 million and a realized loss of $9.8 million was recorded in 'Other (income) expense, net' in the condensed consolidated statement of operations, respectively.

The following table summarizes the fair value of derivative instruments as of June 29, 2025, and December 31, 2024:

	Balance Sheet Location	June 29, 2025	December 31, 2024
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,334	725
Foreign exchange forward contracts	Other current liabilities	(1,373)	(1,324)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	940
Total derivatives		$(39)	$341

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and six months ended June 29, 2025, and June 30, 2024:

		For the Three Months Ended		For the Six Months Ended
	Location of (Gains) Losses Recognized in Statement of Operations	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
		(in thousands)		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	Other (income) expense, net	$122	$(2,444)	$(45)	$(4,144)
Foreign exchange option contracts	Other (income) expense, net	—	(4,154)	—	9,764
Derivatives designated as hedging instruments:
Foreign exchange forward and option contracts	Revenue	298	—	(449)	(2,280)
Total Derivatives		$420	$(6,598)	$(494)	$3,340

(1)
The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and six months ended June 29, 2025, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.2 million and $3.4 million, respectively. For the three and six months ended June 30, 2024, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $3.3 million and $6.0 million, respectively.

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

On May 16, 2024, Teradyne borrowed $185.0 million under the Credit Agreement to support the acquisition of 10% of the issued and outstanding shares of Technoprobe. Teradyne fully repaid its borrowings on the revolving credit facility prior to June 30, 2024. There was no outstanding revolver balance as of June 29, 2025.

As of August 1, 2025, the Credit Facility was undrawn, and Teradyne was in compliance with all covenants under the Credit Agreement.

K. PREPAYMENTS

Prepayments consist of the following:

	June 29, 2025	December 31, 2024
	(in thousands)
Contract manufacturer and supplier prepayments	$370,110	$365,875
Prepaid maintenance and other services	19,935	22,176
Prepaid taxes	11,349	22,211
Other prepayments	11,587	18,824
Total prepayments	$412,981	$429,086

L. PRODUCT WARRANTY

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)		(in thousands)
Balance at beginning of period	$13,076	$15,324	$12,962	$15,698
Accruals for warranties issued during the period	4,210	2,922	10,155	6,181
Accruals related to pre-existing warranties	(369)	(284)	(921)	(967)
Settlements made during the period	(4,679)	(2,718)	(9,958)	(5,668)
Balance at end of period	$12,238	$15,244	$12,238	$15,244

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)		(in thousands)
Balance at beginning of period	$44,312	$34,509	$41,624	$34,897
Deferral of new extended warranty revenue	9,705	5,688	17,643	12,602
Recognition of extended warranty deferred revenue	(7,266)	(6,685)	(12,516)	(13,987)
Balance at end of period	$46,751	$33,512	$46,751	$33,512

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

During the six months ended June 29, 2025, and June 30, 2024, Teradyne granted 0.6 million and 0.5 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $112.40 and $95.06, respectively, and less than 0.1 million and 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $76.98 and $120.38, respectively.

During the six months ended June 29, 2025, and June 30, 2024, Teradyne granted 0.1 million and 0.1 million of PBIT PRSUs with a weighted average grant date fair value of $108.34 and $94.51, respectively.

During the six months ended June 29, 2025, and June 30, 2024, Teradyne granted 0.1 million and 0.1 million of TSR PRSUs, with a weighted average grant date fair value of $108.26 and $102.51, respectively. The grant date fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Six Months Ended
	June 29, 2025	June 30, 2024
Risk-free interest rate	4.1%	3.9%
Teradyne volatility-historical	41.7%	42.4%
NYSE Composite Index volatility-historical	14.7%	15.6%
Dividend yield	0.4%	0.5%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the applicable grant. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant dates, which have a weighted average grant date stock price of $109.49 for the 2025 grants, and an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $95.83 for the 2024 grant.

During the six months ended June 29, 2025, and June 30, 2024, Teradyne granted 0.1 million and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $41.93 and $37.50, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	June 29, 2025	June 30, 2024
Expected life (years)	4.0	4.0
Risk-free interest rate	4.2%	4.0%
Volatility-historical	43.9%	46.3%
Dividend yield	0.4%	0.5%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date, which have a weighted average grant date stock price of $109.29 for the 2025 grant and an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $95.14 for the 2024 grant.

N. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Six Months Ended June 29, 2025
Balance at December 31, 2024, net of tax of $0, $(2,174), $209, $(1,134), respectively	$(75,289)	$(7,807)	$731	$1,145	$(81,220)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $115, $(109), $0, respectively	122,316	585	(381)	—	122,520
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $27, $(100), $(1), respectively	—	89	(350)	(3)	(264)
Net current period other comprehensive loss, net of tax of $0, $142, $(209), $(1), respectively	122,316	674	(731)	(3)	122,256
Balance at June 29, 2025, net of tax of $0, $(2,032), $0, $(1,135), respectively	$47,027	$(7,133)	$—	$1,142	$41,036

Six Months Ended June 30, 2024
Balance at December 31, 2023, net of tax of $0, $(1,728), $142, $(1,132), respectively	$(22,442)	$(6,194)	$506	$1,152	$(26,978)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(404), $358, $0, respectively	(15,087)	(1,622)	1,274	—	(15,435)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $26, $(500), $(1), respectively	—	92	(1,780)	(3)	(1,691)
Net current period other comprehensive loss, net of tax of $0, $(378), $(142), $(1), respectively	(15,087)	(1,530)	(506)	(3)	(17,126)
Balance at June 30, 2024, net of tax of $0, $(2,106), $0, $(1,133), respectively	$(37,529)	$(7,724)	$—	$1,149	$(44,104)

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and six months ended June 29, 2025, and June 30, 2024, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)		(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $(6), $4, $(27), $(26), respectively	$(15)	$13	$(89)	$(92)	Other (income) expense, net
Cash flow hedges:
Unrealized (losses) gains, net of tax of $(66), $0, $100, $500, respectively	(232)	—	350	1,780	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $0, $0, $1, $1, respectively	2	2	3	3	(a)
Total reclassifications, net of tax of $(72), $4, $74, $475 respectively	$(245)	$15	$264	$1,691	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note R: “Retirement Plans.”

O. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

Goodwill is considered impaired when the carrying value of a reporting unit exceeds its estimated fair value. Teradyne performs its annual goodwill impairment test as required under the provisions of Accounting Standards Codification ("ASC") 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless there are negative qualitative factors relating to macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant events and changes during an interim period. The presence of such factors could under certain circumstances be a triggering event that causes us to perform a goodwill impairment test. In assessing these factors and as a result of deterioration of forecasted 2025 revenues and earnings, which are now expected to be a loss, the Company identified a triggering event for the Robotics reporting unit at June 29, 2025. Teradyne performed an interim quantitative analysis to determine if the fair value of the Robotics reporting unit had fallen below its carrying value using an income and market approach, which were weighted equally. The quantitative analysis performed as of June 29, 2025, required the use of key estimates including forecasted future cash flows and management’s anticipated business outlook for the reporting unit. The result of this analysis indicated the fair value of the reporting unit was substantially higher than its carrying value and no impairment was recorded to goodwill. During the period ended June 29, 2025, there were no triggering events identified at any of the Company’s other reporting units.

As a result of the goodwill triggering event described above, Teradyne also performed an interim impairment test for our long-lived assets, including intangible assets, as of June 29, 2025. The fair value of the long-lived and intangible assets was determined based on the undiscounted cash flows method. No impairment resulted from these interim impairment tests.

The changes in the carrying amount of goodwill by reportable segments for the six months ended June 29, 2025, were as follows:

	Robotics	Semiconductor Test	Product Test	Total
	(in thousands)
Balance at December 31, 2024
Goodwill	$375,298	$262,117	$520,518	$1,157,933
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	375,298	1,577	18,492	395,367
AET acquisition	—	1,257	—	1,257
Quantifi acquisition	—	—	83,068	83,068
Foreign currency translation adjustment	40,570	208	—	40,778
Balance at June 29, 2025
Goodwill	$415,868	$263,582	$603,586	$1,283,036
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	$415,868	$3,042	$101,560	$520,470

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at June 29, 2025
Developed technology	$308,925	$(260,597)	$(5,342)	$42,986
Customer relationships	56,480	(50,715)	204	5,969
Tradenames and trademarks	63,407	(52,808)	(1,321)	9,278
Total intangible assets	$428,812	$(364,120)	$(6,459)	$58,233
Balance at December 31, 2024
Developed technology	$267,706	$(255,448)	$(5,820)	$6,438
Customer relationships	52,109	(49,562)	204	2,751
Tradenames and trademarks	59,007	(50,805)	(1,464)	6,738
Total intangible assets	$378,822	$(355,815)	$(7,080)	$15,927

Aggregate intangible asset amortization expense was $3.7 million and $8.3 million, respectively, for the three and six months ended June 29, 2025, and $4.7 million and $9.4 million, respectively, for the three and six months ended June 30, 2024.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2025	$6,476
2026	7,531
2027	6,315
2028	6,234
2029	4,866
Thereafter	26,811

P. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$78,372	$186,273	$177,269	$250,470
Weighted average common shares-basic	159,967	157,804	160,734	155,426
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	—	4,930	—	6,896
Restricted stock units	160	726	302	573
Stock options	2	9	3	12
Employee stock purchase plan	6	1	26	2
Dilutive potential common shares	168	5,666	331	7,483
Weighted average common shares-diluted	160,135	163,470	161,065	162,909
Net income per common share-basic	$0.49	$1.18	$1.10	$1.61
Net income per common share-diluted	$0.49	$1.14	$1.10	$1.54

(1)
Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price, multiplied by the number of warrant shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and six months ended June 29, 2025, excludes the effect of the potential vesting of 1.4 million and 1.9 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and six months ended June 30, 2024, excludes the effect of the potential vesting of 0.1 million and 0.5 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

Q. RESTRUCTURING AND OTHER

During the three months ended June 29, 2025, Teradyne recorded $2.3 million of severance charges, $0.8 million of which is related to the Robotics restructuring which was initiated during the three months ended March 30, 2025, and impacted approximately 150 employees. During the three months ended June 29, 2025, Teradyne made $3.9 million of Robotics severance payments. Teradyne expects all Robotics severance payments to be made prior to the end of our third quarter.

During the three months ended June 30, 2024, Teradyne recorded $2.0 million of severance charges related to headcount reductions of 35 people, primarily in Robotics.

During the six months ended June 29, 2025, Teradyne recorded $13.7 million of severance charges, $10.0 million of which is related to the Robotics restructuring which impacted approximately 150 employees, and $2.1 million of which related to Product Test. During the six months ended June 29, 2025, Teradyne made $8.1 million of Robotics severance payments. Teradyne expects all Robotics severance payments to be made prior to the end of our third quarter. Additionally, Teradyne recorded $1.6 million of acquisition and divestiture expenses related primarily to the Quantifi acquisition, and $1.2 million of charges related to lease terminations.

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

In the six months ended June 29, 2025, and June 30, 2024, Teradyne contributed $1.6 million and $1.6 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $3.3 million and $0.5 million, respectively, to certain qualified pension plans for non-U.S. subsidiaries.

For the three and six months ended June 29, 2025, and June 30, 2024, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	June 29, 2025		June 30, 2024
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$96	$150	$217	$114
Interest cost	1,165	301	1,646	243
Expected return on plan assets	(665)	(25)	(1,265)	(18)
Net actuarial loss (gain)	41	—	111	(242)
Settlement loss (gain)	—	—	—	(24)
Total net periodic pension cost	$637	$426	$709	$73

	For the Six Months Ended
	June 29, 2025		June 30, 2024
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$309	$289	$448	$231
Interest cost	2,873	595	3,293	489
Expected return on plan assets	(1,981)	(50)	(2,533)	(34)
Net actuarial loss (gain)	41	—	111	(242)
Settlement loss (gain)	—	—	—	(24)
Total net periodic pension cost	$1,242	$834	$1,319	$420

Postretirement Benefit Plan

In addition to receiving pension benefits, Teradyne employees in the United States who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits and the existing benefit obligation relates primarily to those employees. During the six months ended June 29, 2025, Teradyne recorded special termination benefit charges associated with a voluntary early retirement program.

For the three and six months ended June 29, 2025, and June 30, 2024, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)		(in thousands)
Service cost	$8	$9	$18	$18
Interest cost	80	72	153	145
Amortization of prior service credit	(2)	(2)	(4)	(4)
Special termination benefits	—	170	684	462
Net actuarial loss (gain)	87	(94)	87	(94)
Total net periodic postretirement benefit cost	$173	$155	$938	$527

S. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 29, 2025, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $406.9 million, of which $400.8 million is for less than one year.

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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of June 29, 2025, and December 31, 2024, Teradyne had a product warranty accrual of $12.2 million and $13.0 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $46.8 million and $41.6 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of June 29, 2025, and December 31, 2024, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

T. INCOME TAXES

The effective tax rate for the three months ended June 29, 2025, and June 30, 2024, was 12.7% and 15.1%, respectively. The decrease in the effective tax rate from the three months ended June 29, 2025, to the three months ended June 30, 2024, is primarily attributable to the benefit of a projected shift in the geographic distribution of income and increases in benefits related to tax credits and the international provision of the U.S. Tax Cuts and Jobs Act of 2017.

The effective tax rate for the six months ended June 29, 2025, and June 30, 2024, was 12.4% and 14.3%, respectively. The decrease in the effective tax rate from the six months ended June 30, 2024, to the six months ended June 29, 2025, is primarily attributable to increases in benefits related to tax credits and the international provision of the U.S. Tax Cuts and Jobs Act of 2017.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of June 29, 2025, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of both June 29, 2025, and December 31, 2024, Teradyne had $6.8 million of reserves for uncertain tax positions.

As of June 29, 2025, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $0.7 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to U.S. federal research and development credits.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of June 29, 2025, and December 31, 2024, $0.3 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the six months ended June 29, 2025, and June 30, 2024, an expense of $0.0 million and $0.5 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the six months ended June 29, 2025, were $3.6 million, or $0.02 per diluted share. The tax savings due to the tax holiday for the six months ended June 30, 2024, were $4.9 million, or $0.03 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended Teradyne's Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

The Organization for Economic Cooperation and Development (the “OECD”) has introduced a framework to implement a global minimum tax of 15% for certain multinational companies, referred to as Pillar Two. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which Teradyne operates have enacted Pillar Two legislation, and other countries are in the process of introducing draft Pillar Two legislation. Teradyne is closely monitoring these developments and evaluating the potential future impact on its effective tax rate. As of June 29, 2025, the effective tax rate was immaterially impacted by Pillar Two in some of Teradyne's foreign jurisdictions.

On July 4, 2025, H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" (“OBBBA”), was signed into law, enacting significant changes to U.S. corporate tax law. As of the date of this filing, Teradyne does not expect the OBBBA to have a material impact on the condensed consolidated financial statements or the future tax positions in any tax jurisdictions where Teradyne operates. Teradyne continues to evaluate the provisions of the OBBBA and will incorporate any necessary adjustments as further guidance becomes available.

U. SEGMENT INFORMATION

As of December 31, 2024, Teradyne had two reportable segments (Semiconductor Test and Robotics) and four operating segments (Semiconductor Test, System Test, Wireless Test, and Robotics). Effective March 2025, Teradyne's Chief Operating Decision Maker ("CODM") (Teradyne's Chief Executive Officer) placed Regan Mills as President, Product Test, which as of that date included Production Board Test, Defense/Aerospace, and Wireless Test. As noted in 'Note D. Acquisitions' and based on the underlying business activities and established reporting structure, PIC Testing (acquired during the period) was aggregated into Product Test for the period ended June 29, 2025, and will be for all future periods. As a result, Teradyne has three reportable segments (Semiconductor Test, Robotics, and Product Test). As of June 29, 2025, each of Teradyne's reportable segments represents an individual operating segment. All prior period disclosures have been recast to conform to the current segment structure and presentation requirements.

The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services inclusive of storage and system level test products. The Robotics segment includes operations related to the design, manufacturing and marketing of collaborative robotic arms and autonomous mobile robots. The Product Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace test, circuit-board test, wireless test systems, and silicon photonics testing. Each reportable segment has a segment manager who is accountable to and maintains regular contact with Teradyne’s CODM to discuss operating activities, financial results, forecasts, and plans for the segment.

The CODM uses business segment income (loss) before income taxes predominantly in the annual budgeting and forecasting process. The CODM also uses this measure when making decisions about the allocation of operating and capital resources to each segment. The accounting policies of the business segments are the same as those described in Teradyne’s Annual Report on Form 10-K in Note B: “Accounting Policies.”

Segment information for the three and six months ended June 29, 2025, and June 30, 2024, is as follows:

	Semiconductor Test	Robotics	Product Test	Total Reportable Segments	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended June 29, 2025
Revenues	$491,878	$74,866	$85,053	$651,797	$—	$651,797
Less:
Cost of revenues	207,201	34,155	33,090	274,446	—	274,446
Engineering and development	82,126	14,069	12,674	108,869	—	108,869
Selling and marketing	52,590	24,241	11,663	88,494	—	88,494
General and administrative	26,132	9,879	5,696	41,707	919	42,626
Other segment items (1)(2)	28,066	11,055	6,378	45,499	(4,696)	40,803
Income (loss) before taxes (2)	95,763	(18,533)	15,552	92,782	3,777	96,559
Total assets (3)	1,349,429	745,839	358,829	2,454,097	1,307,765	3,761,862
Property additions	43,593	3,528	3,287	50,408	—	50,408
Depreciation and amortization expense	23,395	6,068	1,926	31,389	—	31,389

Three months ended June 30, 2024
Revenues	$559,916	$90,247	$79,716	$729,879	$—	$729,879
Less:
Cost of revenues	230,904	37,409	28,649	296,962	—	296,962
Engineering and development	70,961	16,187	10,889	98,037	—	98,037
Selling and marketing	47,113	28,580	12,021	87,714	—	87,714
General and administrative	21,524	12,429	5,248	39,201	(18)	39,183
Other segment items (1)(2)	32,207	13,558	6,638	52,403	(63,823)	(11,420)
Income (loss) before taxes (2)	157,207	(17,916)	16,271	155,562	63,841	219,403
Total assets (3)	1,353,880	731,264	211,339	2,296,483	1,335,223	3,631,706
Property additions	35,685	7,607	1,554	44,846	—	44,846
Depreciation and amortization expense	21,394	7,127	1,715	30,236	(32)	30,204

Six months ended June 29, 2025
Revenues	$1,034,382	$143,853	$159,242	$1,337,477	$—	$1,337,477
Less:
Cost of revenues	409,948	66,447	63,125	539,520	—	539,520
Engineering and development	162,337	29,924	24,213	216,474	—	216,474
Selling and marketing	104,287	48,755	23,400	176,442	—	176,442
General and administrative	52,684	19,744	10,665	83,093	2,681	85,774
Other segment items (1)(2)	53,561	34,693	13,651	101,905	1,778	103,683
Income (loss) before taxes (2)	251,565	(55,710)	24,188	220,043	(4,459)	215,584
Total assets (3)	1,349,429	745,839	358,829	2,454,097	1,307,765	3,761,862
Property additions	103,325	6,204	6,065	115,594	—	115,594
Depreciation and amortization expense	46,260	12,009	3,432	61,701	(10)	61,691

Six months ended June 30, 2024
Revenues	$994,686	$177,901	$157,111	$1,329,698	$—	$1,329,698
Less:
Cost of revenues	423,797	71,862	56,927	552,586	—	552,586
Engineering and development	136,609	31,974	22,689	191,272	—	191,272
Selling and marketing	92,100	53,401	24,202	169,703	—	169,703
General and administrative	42,586	25,646	10,364	78,596	1,754	80,350
Other segment items (1)(2)	58,992	26,910	13,142	99,044	(55,562)	43,482
Income (loss) before taxes (2)	240,602	(31,892)	29,787	238,497	53,808	292,305
Total assets (3)	1,353,880	731,264	211,339	2,296,483	1,335,223	3,631,706
Property additions	72,239	13,319	3,311	88,869	—	88,869
Depreciation and amortization expense	41,264	13,558	3,465	58,287	37	58,324

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

During the six months ended June 29, 2025, Teradyne repurchased 3.0 million shares of common stock for a total cost of $277.3 million at an average price of $93.67 per share. The cumulative repurchases under the January 2023 repurchase program as of June 29, 2025, were 8.6 million shares of common stock for $877.2 million at an average price per share of $101.90.

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

In January 2025, and May 2025, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and six months ended June 29, 2025, were $19.2 million and $38.6 million, respectively.

In January 2024, and May 2024, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and six months ended June 30, 2024, were $19.0 million and $37.4 million, respectively.

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

Overview

We are a leading global provider of automated test equipment and robotics products. Our automated test systems are used to test semiconductors, wireless products, data storage, silicon photonics, and complex electronics systems in many industries including consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our robotics product offerings consist primarily of collaborative robotic arms and autonomous mobile robots used by global manufacturing, logistics and industrial customers to improve quality and increase manufacturing and material handling efficiency, while reducing costs. In the first quarter of 2025, we identified opportunities for operational synergies amongst our production board test, defense and aerospace, and wireless test businesses leading to the creation of the Product Test division as a new segment effective March 2025. Our automated test equipment and robotics products and services include:

•
semiconductor test (“Semiconductor Test”) systems;
•
robotics (“Robotics”) products; and
•
product test ("Product Test") systems, which includes defense/aerospace ("Defense/Aerospace") test instrumentation and systems, circuit-board test and inspection ("Production Board Test") systems, wireless test systems ("Wireless Test"), and photonic integrated circuit ("PIC") test solutions.

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

Although total company revenue in the second quarter declined year over year and sequentially, we have seen demand in Semiconductor Test for the second half of the year strengthening, specifically in AI Compute, networking and memory. In the second quarter, Robotics was impacted by ongoing macroeconomic challenges and leadership changes, which resulted in a quarterly loss. We are focused on our channel transformation strategy as we transition toward serving large direct customers and we are continuing to cautiously manage operating expenses to deliver profitability in Robotics in the mid-term.

On May 31, 2025, we acquired privately held Quantifi Photonics ("Quantifi"), a leader in PIC test solutions for a total purchase price of approximately $127.2 million. This acquisition is expected to enable the delivery of scalable PIC test solutions and is included in our Product Test segment. Over time, we also intend to leverage the engineering expertise and technology to enhance functionality and create additional differentiation in our Semiconductor Test business, specifically with integration into our UltraFlexPlus platform.

On January 31, 2025, we acquired Infineon Technologies AG's ("Infineon") automated test equipment technology and associated development team ("AET") based in Regensburg, Germany for a total purchase price of 17.6 million Euros, equivalent to $18.3 million. AET adds resources and expertise to our company and strengthens the relationship between Teradyne and this key customer. AET is included in our Semiconductor Test segment.

While revenues in our test businesses are predominantly in U.S. dollars, the majority of our Robotics revenue is denominated in foreign currencies. Strengthening of the U.S. dollar would negatively affect Robotics revenue growth in 2025.

Our capital allocation plan will continue to be balanced between investing in organic and inorganic growth and returning cash to shareholders through share repurchases and dividends. During the first six months of 2025 we completed the acquisitions of Quantifi and AET and additionally, we returned $313.5 million to shareholders through $274.9 million of share buybacks and $38.6 million of dividend payments.

On July 4, 2025, H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" (“OBBBA”), was signed into law, enacting significant changes to U.S. corporate tax law. As of the date of this filing, we do not expect the OBBBA to have a material impact on our condensed consolidated financial statements or our future tax positions in any tax jurisdictions where we operate. We continue to evaluate the provisions of the OBBBA and will incorporate any necessary adjustments as further guidance becomes available.

On April 2, 2025, the US government announced reciprocal tariffs which could impact our businesses. A pause until August 1, 2025, was instituted on the reciprocal tariffs (August 14 for China). We continue to assess the potential impact of the tariffs, but based on currently available information we do not anticipate a material impact to our costs as a result of these measures. However, the ramifications on end customer demand remains unclear as the global economy works through trade negotiations.

For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see Part II - Item 1A "Risk Factors- Risks Related to Legal and Regulatory Compliance" included elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the six months ended June 29, 2025, to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Percentage of revenues:
Revenues:
Products	80%	82%	81%	79%
Services	20	18	19	21
Total revenues	100	100	100	100
Cost of revenues:
Cost of products	36	34	34	34
Cost of services	7	7	7	9
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	43	42	41	42
Gross profit	57	58	59	58
Operating expenses:
Selling and administrative	24	21	24	23
Engineering and development	18	15	18	16
Acquired intangible assets amortization	1	1	1	1
Restructuring and other	—	—	1	—
Gain on sale of business	—	(8)	—	(4)
Total operating expenses	43	30	43	36
Income from operations	14	29	16	22
Non-operating (income) expense:
Interest income	(1)	(1)	(1)	(1)
Interest expense	—	—	—	—
Other (income) expense, net	—	(1)	—	1
Income before income taxes and equity in net earnings of affiliate	15	30	16	22
Income tax provision	2	5	2	3
Income before equity in net earnings of affiliate	13	26	14	19
Equity in net earnings of affiliate	(1)	—	(1)	—
Net income	12%	26%	13%	19%

Results of Operations

Second Quarter 2025 Compared to Second Quarter 2024

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	June 29, 2025	June 30, 2024	Dollar Change
	(in millions)
Semiconductor Test	$491.9	$559.9	$(68.0)
Robotics	74.9	90.2	(15.3)
Product Test	85.1	79.7	5.4
	$651.8	$729.9	$(78.1)

The decrease in Semiconductor Test revenues of $68.0 million, or 12.1%, was driven primarily by lower sales for memory applications. The decrease in Robotics revenues of $15.3 million, or 17.0%, was primarily due to lower sales of collaborative robotic arms due to market weakness. The increase in Product Test revenues of $5.4 million, or 6.8%, was driven by higher Defense/Aerospace, Production Board Test, and wireless tester sales.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	June 29, 2025	June 30, 2024
Taiwan	35%	21%
China	16	13
United States	12	11
Europe	9	8
Korea	7	29
Philippines	5	1
Japan	4	9
Malaysia	4	1
Singapore	3	2
Thailand	2	2
Rest of World	3	3
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	June 29, 2025	June 30, 2024	Dollar/Point Change
	(in millions)
Gross profit	$373.0	$425.8	$(52.8)
Percent of total revenues	57.2%	58.3%	(1.1)

Gross profit as a percent of revenue decreased by 1.1 points, primarily due to lower volume overall and margin declines at Robotics.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	June 29, 2025	June 30, 2024	Dollar Change
	(in millions)
Selling and administrative	$157.8	$154.5	$3.3
Percent of total revenues	24.2%	21.2%

The increase of $3.3 million in selling and administrative expenses was primarily driven by higher spending in Semiconductor Test, partially offset by a reduction in spending in Robotics.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	June 29, 2025	June 30, 2024	Dollar Change
	(in millions)
Engineering and development	$118.4	$111.8	$6.6
Percent of total revenues	18.2%	15.3%

The increase of $6.6 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test, partially offset by a reduction in spending in Robotics.

Restructuring and Other

During the three months ended June 29, 2025, we recorded $2.3 million of severance charges, $0.8 million of which is related to the Robotics restructuring which was initiated during the three months ended March 30, 2025, and impacted approximately 150 employees. During the three months ended June 29, 2025, we made $3.9 million of Robotics severance payments. We expect all outstanding Robotics severance payments to be made prior to the end of our third quarter.

During the three months ended June 30, 2024, we recorded $2.0 million of severance charges related to headcount reductions of 35 people, primarily in Robotics.

Interest and Other

	For the Three Months Ended
	June 29, 2025	June 30, 2024	Dollar Change
	(in millions)
Interest income	$(4.4)	$(6.7)	$2.3
Interest expense	0.8	1.5	$(0.7)
Other (income) expense, net	(2.3)	(3.9)	$1.6

The decrease in interest income was driven primarily by lower cash balances in the current period.

Income (Loss) Before Income Taxes and Equity in Net Earnings of Affiliate

	For the Three Months Ended
	June 29, 2025	June 30, 2024	Dollar Change
	(in millions)
Semiconductor Test	$95.8	$157.2	$(61.4)
Robotics	(18.5)	(17.9)	(0.6)
Product Test	15.6	16.3	(0.7)
Corporate and Eliminations (1)	3.8	63.8	(60.0)
	$96.7	$219.4	$(122.7)

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), contingent consideration adjustments, acquisition and divestiture related expenses, gain on sale of business and an expense for the modification of Teradyne's former chief executive officer's outstanding equity awards.

The decrease in income before income taxes and equity in net earnings of affiliate in Semiconductor Test was driven primarily by lower sales in memory. The decrease in income before income taxes and equity in net earnings of affiliate in Robotics was primarily due to lower sales of collaborative robotic arms, partially offset by lower operating expenses.

Income Taxes

The effective tax rate for the three months ended June 29, 2025, and June 30, 2024, was 12.7% and 15.1%, respectively. The decrease in the effective tax rate from the three months ended June 30, 2024, to the three months ended June 29, 2025, is primarily attributable to the benefit of a projected shift in the geographic distribution of income and increases in benefits related to tax credits and the international provision of the U.S. Tax Cuts and Jobs Act of 2017.

Six Months 2025 Compared to Six Months 2024

Revenues

Revenues by our reportable segments were as follows:

	For the Six Months Ended
	June 29, 2025	June 30, 2024	Dollar Change
	(in millions)
Semiconductor Test	$1,034.4	$994.7	$39.7
Robotics	143.9	177.9	(34.0)
Product Test	159.2	157.1	2.1
	$1,337.5	$1,329.7	$7.8

The increase in Semiconductor Test revenues of $39.7 million, or 4.0%, was driven primarily by higher sales in mobility and in compute for artificial intelligence applications partially offset by the divestiture of the DIS business and declines in memory. The decrease in Robotics revenues of $34.0 million, or 19.1%, was primarily due to lower sales of collaborative robotic arms due to market weakness.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Six Months Ended
	June 29, 2025	June 30, 2024
Taiwan	31%	17%
China	17	10
United States	12	14
Korea	10	28
Europe	7	9
Singapore	6	2
Philippines	4	2
Japan	3	10
Malaysia	3	2
Thailand	2	2
Rest of World	5	4
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended
	June 29, 2025	June 30, 2024	Dollar/Point Change
	(in millions)
Gross profit	$788.3	$765.1	$23.2
Percent of total revenues	58.9%	57.5%	1.4

Gross profit as a percent of revenue increased by 1.4 points, primarily due to product mix in Semiconductor Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended
	June 29, 2025	June 30, 2024	Dollar Change
	(in millions)
Selling and administrative	$315.0	$303.7	$11.3
Percent of total revenues	23.6%	22.8%

The increase of $11.3 million in selling and administrative expenses was primarily due to higher spending in Semiconductor Test partially offset by lower spending in Robotics.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended
	June 29, 2025	June 30, 2024	Dollar Change
	(in millions)
Engineering and development	$236.6	$215.0	$21.6
Percent of total revenues	17.7%	16.2%

The increase of $21.6 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test partially offset by lower spending in Robotics.

Restructuring and Other

During the six months ended June 29, 2025, we recorded $13.7 million of severance charges, $10.0 million of which is related to the Robotics restructuring which impacted approximately 150 employees, and $2.1 million of which related to Product Test. During the six months ended June 29, 2025, we made $8.1 million of Robotics severance payments. We expect all Robotics severance payments to be made prior to the end of our third quarter. Additionally, we recorded $1.6 million of acquisition and divestiture expenses related primarily to the Quantifi acquisition, and $1.2 million of charges related to lease terminations.

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

Gain on Sale of Business

During the six months ended June 30, 2024, we recorded a gain of $57.5 million associated with the sale of DIS to Technoprobe.

Interest and Other

	For the Six Months Ended
	June 29, 2025	June 30, 2024	Dollar Change
	(in millions)
Interest income	$(9.4)	$(14.6)	$5.2
Interest expense	1.6	2.2	(0.6)
Other (income) expense, net	3.8	8.2	(4.4)

Interest income decreased by $5.2 million primarily due to lower cash balances. In the period ended June 30, 2024, other (income) expense, net included the change in value of our call option purchased in connection with the acquisition of Technoprobe. The call option expired on May 23, 2024.

Income (Loss) Before Income Taxes and Equity in Net Earnings of Affiliate

	For the Six Months Ended
	June 29, 2025	June 30, 2024	Dollar Change
	(in millions)
Semiconductor Test	$251.6	$240.6	$11.0
Robotics	(55.7)	(31.9)	(23.8)
Product Test	24.2	29.8	(5.6)
Corporate and Eliminations (1)	(4.5)	53.8	(58.3)
	$215.6	$292.3	$(76.7)

(1)
Included in Corporate and Eliminations are gain on sale of business, interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), contingent consideration adjustments, acquisition and divestiture related expenses, gain on sale of business and an expense for the modification of Teradyne's former chief executive officer's outstanding equity awards.

The increase in income before income taxes and equity in net earnings of affiliate in Semiconductor Test was driven primarily by higher sales in compute for artificial intelligence applications. The decrease in income before income taxes and equity in net earnings of affiliate in Robotics was primarily due to lower sales of collaborative robotic arms, partially offset by lower operating expenses.

Income Taxes

The effective tax rate for the six months ended June 29, 2025, and June 30, 2024, was 12.4% and 14.3%, respectively. The decrease in the effective tax rate from the six months ended June 30, 2024, to the six months ended June 29, 2025, is primarily attributable to increases in benefits related to tax credits and the international provision of the U.S. Tax Cuts and Jobs Act of 2017.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $235.2 million in the six months ended June 29, 2025, to $488.6 million.

Operating activities during the six months ended June 29, 2025, provided cash of $343.7 million. Changes in operating assets and liabilities provided cash of $61.7 million due to a $56.7 million decrease in operating assets and a $5.0 million increase in operating liabilities.

The decrease in operating assets was primarily due to decreases in accounts receivable and prepayments and other assets of $49.5 million and $30.9 million, respectively, partially offset by a $23.7 million increase in inventories.

The increase in operating liabilities was due to increases in accounts payable and other liabilities and in deferred revenue and customer advances of $17.1 million and $13.1 million, respectively, partially offset by decreases in income taxes and retirement plans of $19.6 million and $5.6 million, respectively.

Investing activities during the six months ended June 29, 2025, used cash of $240.2 million due to $144.4 million used for the acquisition of businesses, $114.4 million used for the purchase of property, plant & equipment and $17.2 million used for the purchase of marketable securities, partially offset by $32.6 million and $8.5 million in proceeds from the maturities and sales of marketable securities, respectively.

Financing activities during the six months ended June 29, 2025, consumed cash of $313.6 million due to $274.9 million used for the repurchase of 3.0 million shares of common stock at an average price of $93.67 per share, $38.6 million utilized for dividend payments and $15.0 million used for payment related to net settlements of employee stock compensation awards, partially offset by $14.8 million from the issuance of common stock under employee stock purchase and stock option plans.

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

Investing activities during the six months ended June 30, 2024, used cash of $505.1 million due to $524.7 million used for the purchases of investment, $88.9 million used for the purchase of property, plant and equipment, $27.8 million used for the purchase of marketable securities, partially offset by $87.2 million in proceeds from the sale of a business, $26.9 million and $21.3 million in proceeds from the sale and maturities of marketable securities, respectively, and $0.9 million in proceeds from life insurance.

Financing activities during the six months ended June 30, 2024, used cash of $59.3 million due to $185.0 million used for proceeds from borrowings on revolving credit facility of which $185.0 million in payments were paid back in full during the quarter, $37.4 million used for dividend payment, $30.3 million used for the repurchase of 0.3 million shares of common stock at an average price of $101.40 per share and $13.4 million used for payment related to net settlements of employee stock compensation awards, partially offset by $21.8 million from the issuance of common stock under employee stock purchase and stock option plans.

In January 2025, and May 2025, our Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and six months ended June 29, 2025, were $19.2 million and $38.6 million, respectively.

In January 2024, and May 2024, our Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and six months ended June 30, 2024, were $19.0 million and $37.4 million, respectively.

During the six months ended June 29, 2025, we repurchased 3.0 million shares of common stock for $274.9 million, which excludes related excise tax, at an average price of $93.67 per share. We intend to repurchase up to $1.0 billion of common stock in 2025 and 2026, subject to market conditions. The cumulative repurchases under the 2023 repurchase program as of June 29, 2025, were 8.6 million shares of common stock for $870.1 million, which excludes related excise tax, at an average price per share of $101.90. During the six months ended June 30, 2024, we repurchased 0.3 million shares of common stock for $30.3 million, which excludes related excise tax, at an average price of $101.40 per share.

While we have previously declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On May 1, 2020, we entered into a credit agreement (the "Credit Agreement") providing a three-year, senior secured revolving credit facility of $400.0 million. On December 10, 2021, the Credit Agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the Credit Agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. On November 7, 2023, the Credit Agreement was amended to allow for the purchase of the shares of Technoprobe. As of August 1, 2025, the Credit Facility was undrawn, and we were in compliance with all covenants under the Credit Agreement.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 29, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to other information set forth in this Form 10-Q, including the risk discussed below, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2023, Teradyne’s Board of Directors cancelled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the six months ended June 29, 2025, we repurchased 3.0 million shares of common stock for a total cost of $277.3 million at an average price of $93.67 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes. During the six months ended June 30, 2024, we repurchased 0.3 million shares of common stock for $30.3 million at an average price of $101.40 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended June 29, 2025, (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)
March 31, 2025 - April 27, 2025	256		$75.22		255	$1,222,173
April 28, 2025 - May 25, 2025	666		$78.37		665	$1,170,251
May 26, 2025 - June 29, 2025	561		$84.43		560	$1,122,801
	1,483	(1)	80.12	(1)	1,480

(1)
Includes approximately three thousand shares at an average price of $78.19 withheld from employees for the payment of taxes.
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

Item 4: Mine Safety Disclosures

Not Applicable

Item 5: Other Information

10b 5-1 Trading Plans

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended June 29, 2025, no Section 16 Officers or directors adopted, modified or terminated Rule 10b5-1 trading plans.

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

TERADYNE, INC.
Registrant

/s/ SANJAY MEHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) August 1, 2025