Form 10-Q
period 2025-09-28
TERADYNE, INC
filed 2025-10-30
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025

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

The number of shares outstanding of the registrant’s only class of Common Stock as of October 27, 2025, was 156,608,303 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 28, 2025	December 31, 2024
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$272,700	$553,354
Marketable securities	25,017	46,312
Accounts receivable, less allowance for credit losses of $1,886 and $2,111 at September 28, 2025 and December 31, 2024, respectively	593,800	471,426
Inventories, net	366,752	298,492
Prepayments	469,240	429,086
Other current assets	22,649	17,727
Total current assets	1,750,158	1,816,397
Property, plant and equipment, net	569,939	508,171
Operating lease right-of-use assets, net	62,442	70,185
Marketable securities	129,658	124,121
Deferred tax assets	253,455	222,438
Retirement plans assets	12,702	11,994
Equity method investment	538,001	494,494
Other assets	73,118	49,620
Acquired intangible assets, net	54,708	15,927
Goodwill	519,550	395,367
Total assets	$3,963,731	$3,708,714
LIABILITIES
Current liabilities:
Accounts payable	$227,850	$134,792
Accrued employees’ compensation and withholdings	203,850	204,991
Deferred revenue and customer advances	133,050	107,710
Other accrued liabilities	138,717	90,777
Operating lease liabilities	19,026	18,699
Short-term debt	200,000	—
Income taxes payable	72,496	67,610
Total current liabilities	994,989	624,579
Retirement plans liabilities	142,680	133,338
Long-term deferred revenue and customer advances	43,887	40,505
Deferred tax liabilities	6,890	1,038
Long-term other accrued liabilities	8,285	7,442
Long-term operating lease liabilities	49,725	57,922
Long-term incomes taxes payable	—	24,596
Total liabilities	1,246,456	889,420
Commitments and contingencies (Note S)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 157,245 and 161,722 shares issued and outstanding at September 28, 2025, and December 31, 2024, respectively	19,656	20,215
Additional paid-in capital	1,973,415	1,909,538
Accumulated other comprehensive loss (gain)	37,422	(81,220)
Retained earnings	686,782	970,761
Total shareholders’ equity	2,717,275	2,819,294
Total liabilities and shareholders’ equity	$3,963,731	$3,708,714

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands, except per share amount)		(in thousands, except per share amount)
Revenues:
Products	$632,104	$612,871	$1,716,718	$1,668,181
Services	137,106	124,427	389,969	398,815
Total revenues	769,210	737,298	2,106,687	2,066,996
Cost of revenues:
Cost of products	270,634	253,129	727,198	704,129
Cost of services	49,270	47,655	141,834	161,228
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	319,904	300,784	869,032	865,357
Gross profit	449,306	436,514	1,237,655	1,201,639
Operating expenses:
Selling and administrative	169,144	157,649	484,182	461,307
Engineering and development	124,760	117,474	361,331	332,489
Acquired intangible assets amortization	3,514	4,748	11,820	14,108
Restructuring and other	6,585	4,578	23,472	11,018
Gain on sale of business	—	—	—	(57,486)
Total operating expenses	304,003	284,449	880,805	761,436
Income from operations	145,303	152,065	356,850	440,203
Non-operating (income) expense:
Interest income	(3,191)	(5,076)	(12,618)	(19,658)
Interest expense	1,309	808	2,909	2,998
Other (income) expense, net	(915)	(2,651)	2,875	5,574
Income before income taxes and equity in net earnings of affiliate	148,100	158,984	363,684	451,289
Income tax provision	23,344	12,260	50,148	54,095
Income before equity in net earnings of affiliate	124,756	146,724	313,536	397,194
Equity in net earnings of affiliate	(5,198)	(1,075)	(16,709)	(1,075)
Net income	$119,558	$145,649	$296,827	$396,119
Net income per common share:
Basic	$0.75	$0.89	$1.85	$2.51
Diluted	$0.75	$0.89	$1.85	$2.42
Weighted average common shares—basic	158,595	163,002	160,021	157,951
Weighted average common shares—diluted	159,097	164,253	160,409	163,357

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)		(in thousands)
Net income	$119,558	$145,649	$296,827	$396,119
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, and $0, respectively	(4,351)	37,838	117,966	22,751
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $201, $609, $316, and $205, respectively	739	2,507	1,324	885
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $0, $(2), $27, $24, respectively	—	(7)	89	86
	739	2,500	1,413	971
Cash flow hedges:
Unrealized (losses) gains arising during period, net of tax of $0, $(73), $(109), and $285, respectively	—	(260)	(381)	1,014
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $0, $0, $(100), and $(500), respectively	—	—	(350)	(1,780)
	—	(260)	(731)	(766)
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(1), and $(1), respectively	(2)	(2)	(6)	(6)
Other comprehensive income (loss)	(3,614)	40,076	118,642	22,950
Comprehensive income	$115,944	$185,725	$415,469	$419,069

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Shareholders' Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
For the Three Months Ended September 28, 2025
Balance, June 29, 2025	159,210	$19,901	$1,941,501	$41,036	$834,863	$2,837,301
Net issuance of common stock under stock-based plans	206	26	14,958			14,984
Stock-based compensation expense			16,956			16,956
Repurchase of common stock	(2,171)	(271)			(248,640)	(248,911)
Cash dividends ($0.12 per share)					(18,999)	(18,999)
Net income					119,558	119,558
Other comprehensive income (loss)				(3,614)		(3,614)
Balance, September 28, 2025	157,245	$19,656	$1,973,415	$37,422	$686,782	$2,717,275
For the Three Months Ended September 29, 2024
Balance, June 30, 2024	161,802	$20,225	$1,865,351	$(44,104)	$889,340	$2,730,812
Net issuance of common stock under stock-based plans	130	17	14,966			14,983
Stock-based compensation expense			15,999			15,999
Warrant exercises	1,223	153	(155)			(2)
Repurchase of common stock	(196)	(25)			(25,376)	(25,401)
Cash dividends ($0.12 per share)					(19,574)	(19,574)
Net income					145,649	145,649
Other comprehensive income (loss)				40,076		40,076
Balance, September 29, 2024	162,959	$20,370	$1,896,161	$(4,028)	$990,039	$2,902,542

	Shareholders' Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
For the Nine Months Ended September 28, 2025
Balance, December 31, 2024	161,722	$20,215	$1,909,538	$(81,220)	$970,761	$2,819,294
Net issuance of common stock under stock-based plans	655	82	14,741			14,823
Stock-based compensation expense			49,136			49,136
Repurchase of common stock	(5,132)	(641)			(523,208)	(523,849)
Cash dividends ($0.36 per share)					(57,598)	(57,598)
Net income					296,827	296,827
Other comprehensive income (loss)				118,642		118,642
Balance, September 28, 2025	157,245	$19,656	$1,973,415	$37,422	$686,782	$2,717,275
For the Nine Months Ended September 29, 2024
Balance, December 31, 2023	152,698	$19,087	$1,827,274	$(26,978)	$706,514	$2,525,897
Net issuance of common stock under stock-based plans	720	91	23,340			23,431
Stock-based compensation expense			46,817			46,817
Warrant exercises	10,036	1,254	(1,270)			(16)
Repurchase of common stock	(495)	(62)			(55,630)	(55,692)
Cash dividends ($0.36 per share)					(56,964)	(56,964)
Net income					396,119	396,119
Other comprehensive income (loss)				22,950		22,950
Balance, September 29, 2024	162,959	$20,370	$1,896,161	$(4,028)	$990,039	$2,902,542

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 28, 2025	September 29, 2024
	(in thousands)
Cash flows from operating activities:
Net income	$296,827	$396,119
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	79,484	74,480
Stock-based compensation	47,561	45,267
Equity in net earnings of affiliate	16,709	1,075
Losses (gains) on investments	(4,722)	10,139
Provision for excess and obsolete inventory	19,175	15,516
Amortization	12,723	14,133
Gain on sale of business	—	(57,486)
Deferred taxes	(29,100)	(26,261)
Retirement plan losses (gains)	(673)	(2,512)
Other	3,344	(5,041)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(111,787)	(65,266)
Inventories	(34,618)	11,127
Prepayments and other assets	(22,599)	61,438
Accounts payable and other liabilities	121,447	(63,666)
Deferred revenue and customer advances	25,652	3,624
Retirement plans contributions	(6,986)	(4,169)
Income taxes	(19,661)	(18,898)
Net cash provided by operating activities	392,776	389,619
Cash flows from investing activities:
Purchases of property, plant and equipment	(161,121)	(140,710)
Acquisition of businesses, net of cash acquired	(144,380)	—
Purchase of investment in a business	(25,519)	(527,060)
Purchases of marketable securities	(27,465)	(35,097)
Proceeds from the sale of a business, net of cash and cash equivalents sold	—	90,348
Proceeds from maturities of marketable securities	41,621	33,163
Proceeds from sales of marketable securities	9,172	23,600
Proceeds from insurance	—	873
Net cash used for investing activities	(307,692)	(554,883)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	200,000	185,000
Repayments of borrowings on revolving credit facility	—	(185,000)
Dividend payments	(57,574)	(56,936)
Repurchase of common stock	(518,658)	(55,053)
Payments related to net settlement of employee stock compensation awards	(15,254)	(13,833)
Issuance of common stock under stock purchase and stock option plans	30,076	37,265
Net cash used for financing activities	(361,410)	(88,557)
Effects of exchange rate changes on cash and cash equivalents	(4,328)	6,286
Decrease in cash and cash equivalents	(280,654)	(247,535)
Cash and cash equivalents at beginning of period	553,354	757,571
Cash and cash equivalents at end of period	$272,700	$510,036
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$7,821	$3,679

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

In November 2024, the FASB issued ASU 2024-03-"Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires disclosure of additional expense information on an annual and interim basis, including the amounts of inventory purchases, employee compensation, depreciation and intangible amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Teradyne is currently evaluating the impact of this new standard.

In July 2025, the FASB issued ASU 2025-05 - "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which introduces a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. Teradyne is currently evaluating the impact of this new standard and does not expect a material impact on its financial statements and related disclosures.

D. ACQUISITIONS

Quantifi Photonics

On May 31, 2025, Teradyne acquired all of the issued and outstanding shares of Quantifi Photonics ("Quantifi"), a privately held company in New Zealand and a leader in photonic integrated circuit ("PIC") test solutions for a total purchase price of approximately $127.2 million, subject to customary working capital adjustments. The acquisition of Quantifi enables Teradyne to deliver scalable PIC test solutions. Teradyne's allocation of the purchase price was goodwill of $83.1 million, which is not deductible for tax purposes, acquired intangible assets of $43.6 million with a weighted average estimated useful life of 10.0 years, and $0.6 million of net tangible assets. The goodwill is attributable to cost synergies, assembled workforce and anticipated incremental revenue streams. Teradyne's estimates and assumptions used in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The results of Quantifi have been included in Teradyne's Product Test segment from the date of acquisition.

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

Teradyne has not separately disclosed Quantifi's standalone contribution to total company revenue or income from operations before income taxes or pro forma financial information because the impact of the acquisition on the condensed consolidated financial statements is not material.

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

	Semiconductor Test			Robotics	Product Test	Total
	System on-a-Chip	Memory	IST
	(in thousands)
For the Three Months Ended September 28, 2025
Timing of Revenue Recognition
Point in Time	$367,404	$118,878	$33,575	$73,213	$69,579	$662,649
Over Time	72,812	9,184	4,014	1,874	18,677	106,561
Total	$440,216	$128,062	$37,589	$75,087	$88,256	$769,210
Geographical Market
Asia Pacific	$409,959	$126,534	$37,298	$13,852	$25,136	$612,779
Americas	14,432	1,029	291	28,455	55,225	99,432
Europe, Middle East and Africa	15,825	499	—	32,780	7,895	56,999
Total	$440,216	$128,062	$37,589	$75,087	$88,256	$769,210

For the Three Months Ended September 29, 2024
Timing of Revenue Recognition
Point in Time	$323,507	$143,581	$20,771	$86,672	$64,305	$638,836
Over Time	68,848	6,798	5,013	1,979	15,824	98,462
Total	$392,355	$150,379	$25,784	$88,651	$80,129	$737,298
Geographical Market
Asia Pacific	$364,476	$137,890	$23,844	$13,833	$29,775	$569,818
Americas	17,150	1,325	1,940	40,775	43,494	104,684
Europe, Middle East and Africa	10,729	11,164	—	34,043	6,860	62,796
Total	$392,355	$150,379	$25,784	$88,651	$80,129	$737,298

For the Nine Months Ended September 28, 2025
Timing of Revenue Recognition
Point in Time	$1,030,682	$272,534	$85,294	$213,083	$192,296	$1,793,889
Over Time	212,512	25,879	13,348	5,857	55,202	312,798
Total	$1,243,194	$298,413	$98,642	$218,940	$247,498	$2,106,687
Geographical Market
Asia Pacific	$1,132,944	$292,683	$95,782	$44,853	$85,583	$1,651,845
Americas	65,404	4,023	2,860	88,086	138,239	298,612
Europe, Middle East and Africa	44,846	1,707	—	86,001	23,676	156,230
Total	$1,243,194	$298,413	$98,642	$218,940	$247,498	$2,106,687

For the Nine Months Ended September 29, 2024
Timing of Revenue Recognition
Point in Time	$896,635	$367,679	$49,868	$260,072	$189,987	$1,764,241
Over Time	211,612	21,626	15,784	6,480	47,253	302,755
Total	$1,108,247	$389,305	$65,652	$266,552	$237,240	$2,066,996
Geographical Market
Asia Pacific	$1,016,674	$357,993	$61,014	$48,615	$86,079	$1,570,375
Americas	59,912	13,631	4,638	110,415	116,799	305,395
Europe, Middle East and Africa	31,661	17,681	—	107,522	34,362	191,226
Total	$1,108,247	$389,305	$65,652	$266,552	$237,240	$2,066,996

Contract Balances

During the three and nine months ended September 28, 2025, Teradyne recognized $14.2 million and $64.8 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. During the three and nine months ended September 29, 2024, Teradyne recognized $13.4 million and $60.2 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of September 28, 2025, Teradyne had $1,744.4 million of unsatisfied performance obligations. Teradyne expects to recognize approximately 89% of the remaining performance obligations in the next 12 months and the remainder in 1-3 years.

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	September 28, 2025	December 31, 2024
	(in thousands)
Maintenance, service and training	$57,606	$58,473
Customer advances, undelivered elements and other	68,316	48,118
Extended warranty	51,015	41,624
Total deferred revenue and customer advances	$176,937	$148,215

Accounts Receivable

During the three and nine months ended September 28, 2025, and September 29, 2024, Teradyne sold certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. During the three months ended September 28, 2025, and September 29, 2024, total trade accounts receivable sold under the factoring agreements were $14.4 million and $36.1 million, respectively. During the nine months ended September 28, 2025, and September 29, 2024, total trade accounts receivable sold under the factoring agreements were $37.5 million and $116.8 million, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The carrying value of this equity method investment as of September 28, 2025, was $538.0 million and $494.5 million as of December 31, 2024 in the condensed consolidated balance sheets. For the three months ended September 28, 2025, Teradyne recorded a $5.2 million loss related to equity in net earnings of affiliate and a $2.2 million loss in other comprehensive income (loss) related to investment. For the nine months ended September 28, 2025, Teradyne recorded a $16.7 million loss related to equity in net earnings of affiliate and an income of $60.2 million of other comprehensive income (loss) related to the equity method investment. For the three and nine months ended September 29, 2024, Teradyne recorded a loss of $1.1 million of equity in net earnings of affiliate and income of $15.4 million in other comprehensive income (loss) related this investment.

Based on the quoted closing price of Technoprobe stock as of September 28, 2025, the fair value of the publicly traded investment was $638.2 million.

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

H. INVENTORIES

Inventories, net consisted of the following at September 28, 2025, and December 31, 2024:

	September 28, 2025	December 31, 2024
	(in thousands)
Raw material	$267,105	$225,915
Work-in-process	57,050	41,964
Finished goods	42,597	30,613
Total inventories, net	$366,752	$298,492

Inventory reserves at September 28, 2025, and December 31, 2024, were $146.0 million and $141.4 million, respectively.

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

During the three and nine months ended September 28, 2025, and September 29, 2024, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in millions)		(in millions)
Realized gains and losses included in 'Other (income) expense, net' in the condensed consolidated statement of operations
Realized gains	$0.7	$0.8	$1.8	$2.1
Realized losses	—	—	1.3	0.3

Unrealized gains and losses on equity securities included in 'Other (income) expense, net' in the condensed consolidated statement of operations
Unrealized gains on equity securities	3.1	2.2	7.4	5.4
Unrealized losses on equity securities	0.1	—	3.2	—

Unrealized gains and losses on available-for-sale debt securities are included in 'Accumulated other comprehensive income (loss)' in the condensed consolidated balance sheet.

The cost of securities sold is based on average cost.

The following tables set forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 28, 2025, and December 31, 2024.

	September 28, 2025
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$180,730	$—	$—	$180,730
Cash equivalents	91,970	—	—	91,970
Available-for-sale securities:
U.S. Treasury securities	—	44,759	—	44,759
Corporate debt securities	—	36,748	—	36,748
Debt mutual funds	14,766	—	—	14,766
Certificates of deposit and time deposits	—	1,613	—	1,613
U.S. government agency securities	—	1,098	—	1,098
Non-U.S. government securities	—	937	—	937
Equity securities:
Mutual funds	54,754	—	—	54,754
	$342,220	$85,155	$—	$427,375
Derivative assets	—	310	—	310
Total	$342,220	$85,465	$—	$427,685
Liabilities
Derivative liabilities	—	1,129	—	$1,129
Total	$—	$1,129	$—	$1,129

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$272,700	$—	$—	$272,700
Long-term marketable securities	69,520	60,138	-	129,658
Marketable securities	—	25,017	—	25,017
Prepayments	—	310	—	310
Total	$342,220	$85,465	$—	$427,685
Liabilities
Other current liabilities	$—	$1,129	$—	$1,129
Total	$—	$1,129	$—	$1,129

	December 31, 2024
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$261,176	$—	$—	$261,176
Cash equivalents	283,037	9,141	—	292,178
Available-for-sale securities:
U.S. Treasury securities	—	44,942	—	44,942
Corporate debt securities	—	35,696	—	35,696
Certificates of deposit and time deposits	—	21,689	—	21,689
Debt mutual funds	8,951	—	—	8,951
U.S. government agency securities	—	3,970	—	3,970
Non-U.S. government securities	—	773	—	773
Equity securities:
Mutual Funds	54,412	—	—	54,412
	$607,576	$116,211	$—	$723,787
Derivative assets	—	1,665	—	1,665
Total	$607,576	$117,876	$—	$725,452
Liabilities
Derivative liabilities	—	1,324	—	1,324
Total	$—	$1,324	$—	$1,324

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$544,213	$9,141	$—	$553,354
Marketable securities	—	46,312	—	46,312
Long-term marketable securities	63,363	60,758	—	124,121
Prepayments	—	1,665	—	1,665
Total	$607,576	$117,876	$—	$725,452
Liabilities
Other current liabilities	$—	$1,324	$—	$1,324
Total	$—	$1,324	$—	$1,324

The carrying amounts and fair values of Teradyne’s financial instruments at September 28, 2025, and December 31, 2024, were as follows:

	September 28, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$272,700	$272,700	$553,354	$553,354
Marketable securities	154,675	154,675	170,433	170,433
Derivative assets	310	310	1,665	1,665
Liabilities
Derivative liabilities	1,129	1,129	1,324	1,324

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of available-for-sale marketable securities at September 28, 2025:

	September 28, 2025
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$49,271	$63	$(4,575)	$44,759	$21,338
Corporate debt securities	40,281	280	(3,813)	36,748	24,216
Debt mutual funds	14,945	—	(179)	14,766	2,972
Certificates of deposit and time deposits	1,613	—	—	1,613	—
U.S. government agency securities	1,098	—	—	1,098	1,098
Non-U.S. government securities	937	—	—	937	—
	$108,145	$343	$(8,567)	$99,921	$49,624

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$25,012	$25	$(20)	$25,017	$6,517
Long-term marketable securities	83,133	318	(8,547)	74,904	43,107
	$108,145	$343	$(8,567)	$99,921	$49,624

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2024:

	December 31, 2024
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$49,879	$14	$(4,951)	$44,942	$30,530
Corporate debt securities	40,395	79	(4,778)	35,696	27,824
Certificates of deposit and time deposits	21,689	—	—	21,689	—
Debt mutual funds	9,299	—	(348)	8,951	3,238
U.S. government agency securities	3,966	5	(1)	3,970	1,946
Non-U.S. government securities	773	—	—	773	—
	$126,001	$98	$(10,078)	$116,021	$63,538

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$46,349	$16	$(53)	$46,312	$10,454
Long-term marketable securities	79,652	82	(10,025)	69,709	53,084
	$126,001	$98	$(10,078)	$116,021	$63,538

As of September 28, 2025, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $11.8 million and $37.8 million, respectively. As of December 31, 2024, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $22.6 million and $40.9 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at September 28, 2025, and December 31, 2024, were not other than temporary.

The contractual maturities of investments in available-for-sale securities held at September 28, 2025, were as follows:

	September 28, 2025
	Cost	Fair Market Value
	(in thousands)
Due within one year	$25,012	$25,017
Due after 1 year through 5 years	24,346	24,202
Due after 5 years through 10 years	8,575	8,683
Due after 10 years	35,267	27,253
Total	$93,200	$85,155

Contractual maturities of investments in available-for-sale securities held at September 28, 2025, exclude debt mutual funds with a fair market value of $14.8 million as they do not have a contractual maturity date.

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

At September 28, 2025, and December 31, 2024, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Gross Notional Value
	September 28, 2025	December 31, 2024
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Taiwan dollar	24.9	14.5
U.S. dollar/Japanese yen	8.7	12.6
U.S. dollar/Danish krone	7.0	—
U.S. dollar/Korean won	4.0	4.2
U.S. dollar/British pound sterling	1.8	1.2
Singapore dollar/U.S. dollar	48.1	28.9
Euro/U.S. dollar	16.9	22.3
Danish krone/Chinese yuan	10.3	10.5
Philippine peso/U.S. dollar	1.8	9.4
Chinese yuan/U.S. dollar	0.9	1.6
Danish krone/U.S. dollar	0.8	16.9
Total	$125.2	$122.1

The fair value of the outstanding contracts was a net loss of $0.8 million and a net loss of $0.6 million at September 28, 2025, and December 31, 2024, respectively.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in 'Other (income) expense, net' in the condensed consolidated statement of operations.

At September 28, 2025, and December 31, 2024, Teradyne had the following cash flow hedge contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	Gross Notional Value
	September 28, 2025	December 31, 2024
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$—	$15.6
Total	$—	$15.6

The fair value of the outstanding cash flow hedge contracts was a gain of $0.9 million at December 31, 2024.

Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity, the gains or losses associated with cash flow hedge contracts are recorded to revenue.

On November 7, 2023, in connection with Teradyne's agreement to acquire a 10% investment in Technoprobe, Teradyne purchased a call option to buy 481.0 million Euros. The expiration date of the option was April 26, 2024. On April 12, 2024, Teradyne entered into a forward to buy 481.0 million Euros which expired on May 23, 2024. For the nine months ended September 29, 2024, a realized loss of $9.8 million was recorded in 'Other (income) expense, net' in the condensed consolidated statement of operations.

The following table summarizes the fair value of derivative instruments as of September 28, 2025, and December 31, 2024:

	Balance Sheet Location	September 28, 2025	December 31, 2024
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	310	725
Foreign exchange forward contracts	Other current liabilities	(1,129)	(1,324)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	940
Total derivatives		$(819)	$341

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and nine months ended September 28, 2025, and September 29, 2024:

		For the Three Months Ended		For the Nine Months Ended
	Location of (Gains) Losses Recognized in Statement of Operations	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
		(in thousands)		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	Other (income) expense, net	$218	$4,829	$174	$686
Foreign exchange option contracts	Other (income) expense, net	—	—	—	9,764
Derivatives designated as hedging instruments:
Foreign exchange forward and option contracts	Revenue	—	—	(449)	(2,280)
Total Derivatives		$218	$4,829	$(275)	$8,170

(1)
The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and nine months ended September 28, 2025, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.8 million and $6.2 million, respectively. For the three and nine months ended September 29, 2024, net losses (gains) from remeasurement of monetary assets and liabilities denominated in foreign currencies were $(2.9) million and $3.1 million, respectively.

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

On May 16, 2024, Teradyne borrowed $185.0 million under the Credit Agreement to support the acquisition of 10% of the issued and outstanding shares of Technoprobe. Teradyne fully repaid its borrowings on the revolving credit facility during the second quarter of 2024.

On September 4, 2025, and September 19, 2025, Teradyne borrowed a combined $200.0 million under the Credit Agreement to support the upcoming ramp for Semiconductor Test and the strategy to return cash to shareholders through share repurchases, dividends, and inorganic growth opportunities. The average interest rate on the borrowings is 5.29%. As of September 28, 2025, Teradyne has not paid any interest on its outstanding balance from the Credit Facility.

The company accounts for this arrangement under ASC 470 Debt. All borrowings are recorded as short-term or long-term debt in the condensed consolidated balance sheet in accordance with Teradyne's ability and intent to repay the debt, as well as the contractual due date. When amounts are drawn on the revolver, interest is accrued and recognized within other accrued liabilities in the condensed consolidated balance sheet and expensed within Other (income) expense, net within the condensed consolidated statement of operations.

As of October 30, 2025, Teradyne has $250.0 million outstanding from the Credit Facility, and Teradyne was in compliance with all covenants under the Credit Agreement.

K. PREPAYMENTS

Prepayments consist of the following:

	September 28, 2025	December 31, 2024
	(in thousands)
Contract manufacturer and supplier prepayments	$404,485	$365,875
Prepaid maintenance and other services	18,324	22,176
Prepaid taxes	14,595	22,211
Other prepayments	31,836	18,824
Total prepayments	$469,240	$429,086

L. PRODUCT WARRANTY

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)		(in thousands)
Balance at beginning of period	$12,238	$15,244	$12,962	$15,698
Accruals for warranties issued during the period	5,038	2,149	15,194	8,331
Accruals related to pre-existing warranties	(255)	(545)	(1,177)	(1,513)
Settlements made during the period	(3,881)	(2,990)	(13,839)	(8,658)
Balance at end of period	$13,140	$13,858	$13,140	$13,858

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)		(in thousands)
Balance at beginning of period	$46,751	$33,512	$41,624	$34,897
Deferral of new extended warranty revenue	10,573	9,714	28,216	22,316
Recognition of extended warranty deferred revenue	(6,309)	(4,297)	(18,825)	(18,284)
Balance at end of period	$51,015	$38,929	$51,015	$38,929

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

During the nine months ended September 28, 2025, and September 29, 2024, Teradyne granted 0.6 million and 0.6 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $111.72 and $95.98, respectively, and less than 0.1 million and 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $79.78 and $120.38, respectively.

During the nine months ended September 28, 2025, and September 29, 2024, Teradyne granted 0.1 million and 0.1 million of PBIT PRSUs with a weighted average grant date fair value of $106.44 and $94.51, respectively.

During the nine months ended September 28, 2025, and September 29, 2024, Teradyne granted 0.1 million and 0.1 million of TSR PRSUs, with a weighted average grant date fair value of $107.44 and $102.51, respectively. The grant date fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Nine Months Ended
	September 28, 2025	September 29, 2024
Risk-free interest rate	4.1%	3.9%
Teradyne volatility-historical	41.8%	42.4%
NYSE Composite Index volatility-historical	14.6%	15.6%
Dividend yield	0.4%	0.5%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the applicable grant. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant dates, which have a weighted average grant date stock price of $108.67 for the 2025 grants, and an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $95.83 for the 2024 grant.

During the nine months ended September 28, 2025, and September 29, 2024, Teradyne granted 0.1 million and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $41.93 and $37.50, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	September 28, 2025	September 29, 2024
Expected life (years)	4.0	4.0
Risk-free interest rate	4.2%	4.0%
Volatility-historical	43.9%	46.3%
Dividend yield	0.4%	0.5%

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

N. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Nine Months Ended September 28, 2025
Balance at December 31, 2024, net of tax of $0, $(2,174), $209, $(1,134), respectively	$(75,289)	$(7,807)	$731	$1,145	$(81,220)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $316, $(109), $0, respectively	117,966	1,324	(381)	—	118,909
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $27, $(100), $(1), respectively	—	89	(350)	(6)	(267)
Net current period other comprehensive loss, net of tax of $0, $343, $(209), $(1), respectively	117,966	1,413	(731)	(6)	118,642
Balance at September 28, 2025, net of tax of $0, $(1,831), $0, $(1,135), respectively	$42,677	$(6,394)	$—	$1,139	$37,422

Nine Months Ended September 29, 2024
Balance at December 31, 2023, net of tax of $0, $(1,728), $142, $(1132), respectively	$(22,442)	$(6,194)	$506	$1,152	$(26,978)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $205, $285, $0, respectively	22,751	885	1,014	—	24,650
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $24, $(500), $(1), respectively	—	86	(1,780)	(6)	(1,700)
Net current period other comprehensive loss, net of tax of $0, $229, $(215), $(1), respectively	22,751	971	(766)	(6)	22,950
Balance at September 29, 2024, net of tax of $0, $(1,499), $(73), $(1,133), respectively	$309	$(5,223)	$(260)	$1,146	$(4,028)

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and nine months ended September 28, 2025, and September 29, 2024, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statements of Operations
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)		(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $0, 2, $(27), $(24), respectively	$—	$7	$(89)	$(86)	Other (income) expense, net
Cash flow hedges:
Unrealized (losses) gains, net of tax of $0, $0, $100, $500, respectively	—	—	350	1,780	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $0, $0, $1, $1, respectively	2	2	6	6	(a)
Total reclassifications, net of tax of $0, $2, $74, $477, respectively	$2	$9	$267	$1,700	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note R: “Retirement Plans.”

O. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

Goodwill is considered impaired when the carrying value of a reporting unit exceeds its estimated fair value. Teradyne performs its annual goodwill impairment test as required under the provisions of Accounting Standards Codification ("ASC") 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless there are negative qualitative factors relating to macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant events and changes during an interim period. The presence of such factors could, under certain circumstances, be a triggering event that causes us to perform a goodwill impairment test.

At June 29, 2025, the Company identified a triggering event for the Robotics reporting unit and performed an interim impairment test of the related goodwill and long-lived assets, including intangible assets. Based on the analysis performed, Teradyne did not record an impairment.

At September 28, 2025, Teradyne assessed the above factors for all reporting units, including the Robotics reporting unit, and performed a triggering event assessment, concluding that no events or circumstances occurred that indicated it was more likely than not that the fair value was below its carrying amount. Accordingly, the Company did not identify a triggering event and no quantitative impairment test of goodwill was required.

The changes in the carrying amount of goodwill by reportable segments for the nine months ended September 28, 2025, were as follows:

	Robotics	Semiconductor Test	Product Test	Total
	(in thousands)
Balance at December 31, 2024
Goodwill	$375,298	$262,117	$520,518	$1,157,933
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	375,298	1,577	18,492	395,367
AET acquisition	—	1,257	—	1,257
Quantifi acquisition	—	—	83,068	83,068
Foreign currency translation adjustment	39,648	210	—	39,858
Balance at September 28, 2025
Goodwill	$414,946	$263,584	$603,586	$1,282,116
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	$414,946	$3,044	$101,560	$519,550

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at September 28, 2025
Developed technology	$250,025	$(208,314)	$60	$41,771
Customer relationships	56,480	(51,335)	204	5,349
Tradenames and trademarks	40,487	(31,853)	(1,046)	7,588
Total intangible assets	$346,992	$(291,502)	$(782)	$54,708
Balance at December 31, 2024
Developed technology	$267,706	$(255,448)	$(5,820)	$6,438
Customer relationships	52,109	(49,562)	204	2,751
Tradenames and trademarks	59,007	(50,805)	(1,464)	6,738
Total intangible assets	$378,822	$(355,815)	$(7,080)	$15,927

(1)
In the nine months ended September 28, 2025, $81.8 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.

Aggregate intangible asset amortization expense was $3.5 million and $11.8 million, respectively, for the three and nine months ended September 28, 2025, and $4.7 million and $14.1 million, respectively, for the three and nine months ended September 29, 2024.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2025	$3,409
2026	8,215
2027	6,999
2028	6,918
2029	5,557
Thereafter	23,610

P. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$119,558	$145,649	$296,827	$396,119
Weighted average common shares-basic	158,595	163,002	160,021	157,951
Effect of dilutive potential common shares:
Restricted stock units	495	768	366	637
Stock options	4	13	3	13
Employee stock purchase plan	3	10	19	5
Convertible note hedge warrant shares (1)	—	460	—	4,751
Dilutive potential common shares	502	1,251	388	5,406
Weighted average common shares-diluted	159,097	164,253	160,409	163,357
Net income per common share-basic	$0.75	$0.89	$1.85	$2.51
Net income per common share-diluted	$0.75	$0.89	$1.85	$2.42

(1)
Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price, multiplied by the number of warrant shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and nine months ended September 28, 2025, excludes the effect of the potential vesting of 0.2 million and 0.7 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and nine months ended September 29, 2024, excludes the effect of the potential vesting of 0.1 million and 0.5 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

Q. RESTRUCTURING AND OTHER

During the three months ended September 28, 2025, Teradyne recorded $4.8 million of severance charges, $3.6 million of which is related to headcount reductions in Robotics. During the three months ended September 28, 2025, Teradyne made $1.1 million of Robotics severance payments. Teradyne expects all Robotics severance payments to be made prior to the end of the third quarter of 2026.

During the three months ended September 29, 2024, Teradyne recorded restructuring and other charges primarily related to $1.3 million of severance charges related to headcount reductions principally in Robotics.

During the nine months ended September 28, 2025, Teradyne recorded $18.5 million of severance charges, $13.5 million of which is related to the Robotics restructuring which impacted approximately 150 employees, $2.2 million of which is related to Product Test and $1.4 million of which is related to Semiconductor Test. During the nine months ended September 28, 2025, Teradyne made $9.2 million of Robotics severance payments. Teradyne expects all Robotics severance payments to be made prior to the end of the third quarter of 2026. Additionally, Teradyne recorded $2.0 million of acquisition and divestiture expenses related primarily to the Quantifi Acquisition and $1.5 million of charges related to lease terminations.

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

During the three months ended September 28, 2025, Teradyne recognized a non-cash settlement gain of $0.8 million related to lump sum distributions paid to retired or terminated employees. The charge is the result of the aggregate of the cumulative lump sum distributions exceeded the total annual service and interest costs. Due to the remeasurement, the reduction in pension benefit obligation and pension assets was $4.7 million.

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

In the nine months ended September 28, 2025, and September 29, 2024, Teradyne contributed $2.4 million and $2.3 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $3.6 million and $0.8 million, respectively, to certain qualified pension plans for non-U.S. subsidiaries.

For the three and nine months ended September 28, 2025, and September 29, 2024, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	September 28, 2025		September 29, 2024
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$153	$149	$216	$119
Interest cost	1,426	300	1,590	256
Expected return on plan assets	(989)	(24)	(1,204)	(23)
Net actuarial loss (gain)	—	—	(2,262)	—
Settlement loss (gain)	(800)	—	—	—
Settlement expense	—	—	394	—
Total net periodic pension cost	$(210)	$425	$(1,266)	$352

	For the Nine Months Ended
	September 28, 2025		September 29, 2024
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$462	$437	$665	$360
Interest cost	4,299	892	4,883	766
Expected return on plan assets	(2,970)	(71)	(3,737)	(58)
Net actuarial loss (gain)	41	—	(2,151)	(242)
Settlement loss (gain)	(800)	—	—	—
Settlement expense	—	—	394	(24)
Total net periodic pension cost	$1,032	$1,258	$54	$802

Postretirement Benefit Plan

In addition to receiving pension benefits, Teradyne employees in the United States who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits and the existing benefit obligation relates primarily to those employees. During the nine months ended September 28, 2025, Teradyne recorded special termination benefit charges associated with a voluntary early retirement program.

For the three and nine months ended September 28, 2025, and September 29, 2024, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)		(in thousands)
Service cost	$9	$9	$27	$28
Interest cost	76	72	229	217
Amortization of prior service credit	(2)	(2)	(7)	(7)
Special termination benefits	—	—	684	462
Net actuarial loss (gain)	—	—	87	(94)
Total net periodic postretirement benefit cost	$83	$79	$1,020	$606

S. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 28, 2025, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $730.0 million, of which $715.7 million is for less than one year.

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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of September 28, 2025, and December 31, 2024, Teradyne had a product warranty accrual of $13.1 million and $13.0 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $51.0 million and $41.6 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of September 28, 2025, and December 31, 2024, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

T. INCOME TAXES

The effective tax rate for the three months ended September 28, 2025, and September 29, 2024, was 15.8% and 7.8%, respectively. The increase in the effective tax rate from the three months ended September 29, 2024, to the three months ended September 28, 2025, is primarily attributable to decreases in benefits related to reserves for uncertain tax positions, tax credits and the international provision of the U.S. Tax Cuts and Jobs Act of 2017. These were partially offset by an increase in benefit from a projected shift in the geographic distribution of income.

The effective tax rate for the nine months ended September 28, 2025, and September 29, 2024, was 13.8% and 12.0%, respectively. The increase in the effective tax rate from the nine months ended September 29, 2024, to the nine months ended September 28, 2025, is primarily attributable to decreases in benefits related to reserves for uncertain tax positions and tax credits partially offset by an increase in benefit from a projected shift in the geographic distribution of income.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of September 28, 2025, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of both September 28, 2025, and December 31, 2024, Teradyne had $6.8 million of reserves for uncertain tax positions.

As of September 28, 2025, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $0.7 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to U.S. federal research and development credits.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of September 28, 2025, and December 31, 2024, $0.3 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the nine months ended September 28, 2025, and September 29, 2024, an expense of $0.0 million and a benefit of $1.0 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met, which is scheduled to expire on December 31, 2025. The tax savings due to the tax holiday for the nine months ended September 28, 2025, were $7.4 million, or $0.05 per diluted share. The tax savings due to the tax holiday for the nine months ended September 29, 2024, were $10.2 million, or $0.06 per diluted share. Teradyne is working with the Singapore Economic Development Board on a new tax holiday with substantially similar terms to the current agreement.

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

On July 4, 2025, H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" (“OBBBA”), was signed into law, enacting significant changes to U.S. corporate tax law. As of September 28, 2025, the condensed consolidated financial statements were not materially impacted by the OBBBA. Teradyne continues to evaluate the provisions of the OBBBA and will incorporate any necessary adjustments as further guidance becomes available.

U. SEGMENT INFORMATION

As of December 31, 2024, Teradyne had two reportable segments (Semiconductor Test and Robotics) and four operating segments (Semiconductor Test, System Test, Wireless Test, and Robotics). Effective March 2025, Teradyne's Chief Operating Decision Maker ("CODM") (Teradyne's Chief Executive Officer) placed Regan Mills as President, Product Test, which as of that date included Production Board Test, Defense/Aerospace, and Wireless Test. As noted in 'Note D. Acquisitions' and based on the underlying business activities and established reporting structure, upon acquisition, PIC Testing was aggregated into Product Test. As a result, Teradyne has three reportable segments (Semiconductor Test, Robotics, and Product Test). As of September 28, 2025, each of Teradyne's reportable segments represents an individual operating segment. All prior period disclosures have been recast to conform to the current segment structure and presentation requirements.

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

Segment information for the three and nine months ended September 28, 2025, and September 29, 2024, is as follows:

	Semiconductor Test	Robotics	Product Test	Total Reportable Segments	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended September 28, 2025
Revenues	$605,867	$75,087	$88,256	$769,210	$—	$769,210
Less:
Cost of revenues	248,971	32,974	32,323	314,268	—	314,268
Engineering and development	85,331	14,395	13,106	112,832	—	112,832
Selling and marketing	58,983	23,400	12,703	95,086	—	95,086
General and administrative	27,161	9,746	6,108	43,015	(298)	42,717
Other segment items (1)(2)	34,589	12,139	8,120	54,848	1,359	56,207
Income (loss) before taxes (2)	150,832	(17,567)	15,896	149,161	(1,061)	148,100
Total assets (3)	1,564,196	739,066	371,793	2,675,055	1,288,676	3,963,731
Property additions	40,341	1,450	4,901	46,692	—	46,692
Depreciation and amortization expense	22,979	4,615	2,919	30,513	3	30,516

Three months ended September 29, 2024
Revenues	$568,518	$88,651	$80,129	$737,298	$—	$737,298
Less:
Cost of revenues	223,828	36,367	30,057	290,252	—	290,252
Engineering and development	74,007	17,438	11,857	103,302	—	103,302
Selling and marketing	46,332	29,408	12,901	88,641	—	88,641
General and administrative	23,208	15,292	5,394	43,894	(1,356)	42,538
Other segment items (1)(2)	33,722	14,352	6,762	54,836	(1,255)	53,581
Income (loss) before taxes (2)	167,421	(24,206)	13,158	156,373	2,611	158,984
Total assets (3)	1,360,277	794,277	202,927	2,357,481	1,412,247	3,769,728
Property additions	42,802	6,441	2,598	51,841	—	51,841
Depreciation and amortization expense	21,278	7,338	1,684	30,300	(11)	30,289

Nine months ended September 28, 2025
Revenues	$1,640,249	$218,940	$247,498	$2,106,687	$—	$2,106,687
Less:
Cost of revenues	658,919	99,421	95,448	853,788	—	853,788
Engineering and development	247,668	44,319	37,319	329,306	—	329,306
Selling and marketing	163,270	72,155	36,103	271,528	—	271,528
General and administrative	79,845	29,490	16,773	126,108	2,383	128,491
Other segment items (1)(2)	88,150	46,832	21,771	156,753	3,137	159,890
Income (loss) before taxes (2)	402,397	(73,277)	40,084	369,204	(5,520)	363,684
Total assets (3)	1,564,196	739,066	371,793	2,675,055	1,288,676	3,963,731
Property additions	143,666	7,654	10,966	162,286	—	162,286
Depreciation and amortization expense	69,239	16,624	6,351	92,214	(7)	92,207

Nine months ended September 29, 2024
Revenues	$1,563,204	$266,552	$237,240	$2,066,996	$—	$2,066,996
Less:
Cost of revenues	647,625	108,229	86,984	842,838	—	842,838
Engineering and development	210,616	49,412	34,546	294,574	—	294,574
Selling and marketing	138,432	82,809	37,103	258,344	—	258,344
General and administrative	65,794	40,938	15,758	122,490	398	122,888
Other segment items (1)(2)	92,714	41,263	19,904	153,881	(56,818)	97,063
Income (loss) before taxes (2)	408,023	(56,099)	42,945	394,869	56,420	451,289
Total assets (3)	1,360,277	794,277	202,927	2,357,481	1,412,247	3,769,728
Property additions	115,041	19,760	5,909	140,710	—	140,710
Depreciation and amortization expense	62,542	20,896	5,149	88,587	26	88,613

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

During the nine months ended September 28, 2025, Teradyne repurchased 5.1 million shares of common stock for a total cost of $523.5 million at an average price of $102.01 per share. The cumulative repurchases under the January 2023 repurchase program as of September 28, 2025, were 10.8 million shares of common stock for $1,123.4 million at an average price per share of $104.21.

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

In January 2025, May 2025, and August 2025, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and nine months ended September 28, 2025, were $19.0 million and $57.6 million, respectively.

In January 2024, May 2024, and August 2024, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and nine months ended September 29, 2024, were $19.6 million and $57.0 million, respectively.

W. SUBSEQUENT EVENTS

On October 28, 2025 the Company announced the appointment of Michelle Turner as Chief Financial Officer, effective November 3, 2025. This leadership change was approved subsequent to the end of the reporting period and will become effective following the filing of this Quarterly Report on Form 10-Q. The appointment does not impact the Company’s financial condition or results of operations as of September 28, 2025.

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

Artificial Intelligence applications and data center power demand drove strong third quarter performance with our customers accelerating development and ramping production for a wide range of devices. We expect this acceleration to continue and even expand into the fourth quarter and into 2026 and are currently investing in sales, engineering, and support to pursue these, and additional, market opportunities in Semiconductor Test. Robotics revenue in the third quarter was flat with second quarter sales due to ongoing business environment challenges. Our focus in the Robotics segment remains on operating expense management and our channel transformation strategy as we transition toward serving large direct customers and building a Robotics organization that can grow profitably over the mid-term.

On May 31, 2025, we acquired privately held Quantifi Photonics ("Quantifi"), a leader in PIC test solutions for a total purchase price of approximately $127.2 million. This acquisition enables the delivery of scalable PIC test solutions and is included in our Product Test segment. Over time, we also intend to leverage the engineering expertise and technology to enhance functionality and create additional differentiation in our Semiconductor Test business, specifically with integration into our UltraFlexPlus platform.

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

While revenues in our test businesses are predominantly in U.S. dollars, the majority of our Robotics revenue is denominated in foreign currencies. Strengthening of the U.S. dollar has, and will continue to, negatively affect Robotics revenue throughout 2025.

Our capital allocation plan will continue to be balanced between investing in organic and inorganic growth and returning cash to shareholders through share repurchases and dividends. During the first nine months of 2025 we completed the acquisitions of Quantifi and AET and additionally, we returned $576.3 million to shareholders through $518.7 million of share buybacks and $57.6 million of dividend payments.

On July 4, 2025, H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" (“OBBBA”), was signed into law, enacting significant changes to U.S. corporate tax law. The OBBBA modified and made permanent several provisions of the Tax Cuts and Jobs Act, including reductions in scheduled increases for the rate of taxation of foreign income, immediate deductibility of U.S. research and development expenses, and reinstatement of 100% bonus depreciation for qualified property. As of September 28, 2025, the condensed consolidated financial statements were not materially impacted by the OBBBA. Teradyne continues to evaluate the provisions of the OBBBA and will incorporate any necessary adjustments as further guidance becomes available.

While it is difficult to quantify the exact impact, current trade restrictions are limiting our ability to be competitive particularly in certain markets, where other companies are not subjected to the same restrictions. Current tariffs have not had a material impact on our business operations or financial results, however, the global trade environment remains dynamic and subject to change. We continue to monitor developments in international trade policy, including potential changes to tariffs, further export controls, and other regulatory measures that could affect our supply chain, cost structure, or market access.

For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see Part II - Item 1A "Risk Factors- Risks Related to Legal and Regulatory Compliance" included elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the nine months ended September 28, 2025, to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Percentage of revenues:
Revenues:
Products	82%	83%	81%	81%
Services	18	17	19	19
Total revenues	100	100	100	100
Cost of revenues:
Cost of products	35	34	35	34
Cost of services	6	6	7	8
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	42	41	41	42
Gross profit	58	59	59	58
Operating expenses:
Selling and administrative	22	21	23	22
Engineering and development	16	16	17	16
Acquired intangible assets amortization	—	1	1	1
Restructuring and other	1	1	1	1
Gain on sale of business	—	—	—	(3)
Total operating expenses	40	39	42	37
Income from operations	19	21	17	21
Non-operating (income) expense:
Interest income	—	(1)	(1)	(1)
Interest expense	—	—	—	—
Other (income) expense, net	—	—	—	1
Income before income taxes and equity in net earnings of affiliate	19	22	17	22
Income tax provision	3	2	2	3
Income before equity in net earnings of affiliate	16	20	15	19
Equity in net earnings of affiliate	(1)	(0)	(1)	(0)
Net income	16%	20%	14%	19%

Results of Operations

Third Quarter 2025 Compared to Third Quarter 2024

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024	Dollar Change
	(in millions)
Semiconductor Test	$605.9	$568.5	$37.4
Product Test	88.3	80.1	8.2
Robotics	75.1	88.7	(13.6)
	$769.2	$737.3	$31.9

The increase in Semiconductor Test revenues of $37.4 million, or 6.6%, was driven primarily by higher sales in compute related to artificial intelligence applications. The increase in Product Test revenues of $8.2 million, or 10.2%, was driven by higher Defense/Aerospace sales. The decrease in Robotics revenues of $13.6 million, or 15.3%, was primarily due to lower sales of collaborative robotic arms.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	September 28, 2025	September 29, 2024
Taiwan	37%	26%
China	17	13
United States	12	12
Korea	12	26
Europe	7	8
Malaysia	5	2
Philippines	3	2
Thailand	3	2
Japan	1	2
Singapore	1	2
Rest of World	2	5
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024	Dollar/Point Change
	(in millions)
Gross profit	$449.3	$436.5	$12.8
Percent of total revenues	58.4%	59.2%	(0.8)

Gross profit as a percent of revenue decreased by 0.8 points, primarily due to product mix in Semiconductor Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024	Dollar Change
	(in millions)
Selling and administrative	$169.1	$157.6	$11.5
Percent of total revenues	22.0%	21.4%

The increase of $11.5 million in selling and administrative expenses was primarily driven by strategic investments in Semiconductor Test.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	September 28, 2025	September 29, 2024	Dollar Change
	(in millions)
Engineering and development	$124.8	$117.5	$7.3
Percent of total revenues	16.2%	15.9%

The increase of $7.3 million in engineering and development expenses was primarily driven by strategic investments in Semiconductor Test.

Restructuring and Other

During the three months ended September 28, 2025, we recorded $4.8 million of severance charges, $3.6 million of which is related to headcount reductions in Robotics. During the three months ended September 28, 2025, we made $1.1 million of Robotics severance payments. We expect all Robotics severance payments to be made prior to the end of the third quarter of 2026.

During the three months ended September 29, 2024, we recorded restructuring and other charges primarily related to $1.3 million of severance charges related to headcount reductions principally in Robotics.

Interest and Other

	For the Three Months Ended
	September 28, 2025	September 29, 2024	Dollar Change
	(in millions)
Interest income	$(3.2)	$(5.1)	$1.9
Interest expense	1.3	0.8	$0.5
Other (income) expense, net	(0.9)	(2.7)	$1.8

The decrease in interest income was driven primarily by lower cash balances in the current period.

Income (Loss) Before Income Taxes and Equity in Net Earnings of Affiliate

	For the Three Months Ended
	September 28, 2025	September 29, 2024	Dollar Change
	(in millions)
Semiconductor Test	$150.8	$167.4	$(16.6)
Product Test	15.9	13.2	2.7
Robotics	(17.6)	(24.2)	6.6
Corporate and Eliminations (1)	(1.1)	2.6	(3.7)
	$148.1	$159.0	$(10.9)

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), acquisition and divestiture related expenses, and gain on sale of business.

The decrease in income before income taxes and equity in net earnings of affiliate in Semiconductor Test was driven primarily by product mix and investments in strategic projects partially offset by higher volume. The increase in income before income taxes and equity in net earnings of affiliate in Robotics was primarily due to lower operating expenses primarily as a result of restructuring actions.

Income Taxes

The effective tax rate for the three months ended September 28, 2025, and September 29, 2024, was 15.8% and 7.8%, respectively. The increase in the effective tax rate from the three months ended September 29, 2024, to the three months ended September 28, 2025, is primarily attributable to decreases in benefits related to reserves for uncertain tax positions, tax credits and the international provision of the U.S. Tax Cuts and Jobs Act of 2017. These were partially offset by an increase in benefit from a projected shift in the geographic distribution of income.

Nine Months 2025 Compared to Nine Months 2024

Revenues

Revenues by our reportable segments were as follows:

	For the Nine Months Ended
	September 28, 2025	September 29, 2024	Dollar Change
	(in millions)
Semiconductor Test	$1,640.2	$1,563.2	$77.0
Product Test	247.5	237.2	10.3
Robotics	218.9	266.6	(47.7)
	$2,106.7	$2,067.0	$39.7

The increase in Semiconductor Test revenues of $77.0 million, or 4.9%, was driven primarily by higher sales in mobility and compute related to artificial intelligence applications. The decrease in Robotics revenues of $47.7 million, or 17.9%, was primarily due to lower sales of collaborative robotic arms. The increase in Product Test revenues of $10.3 million, or 4.3%, was primarily due to higher sales in Wireless Test.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Nine Months Ended
	September 28, 2025	September 29, 2024
Taiwan	33%	20%
China	17	11
United States	12	13
Korea	10	28
Europe	7	9
Malaysia	4	2
Philippines	4	2
Singapore	4	2
Japan	2	7
Thailand	2	2
Rest of World	5	4
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended
	September 28, 2025	September 29, 2024	Dollar/Point Change
	(in millions)
Gross profit	$1,237.7	$1,201.6	$36.1
Percent of total revenues	58.7%	58.1%	0.6

Gross profit as a percent of revenue increased by 0.6 points, primarily due to product mix in Semiconductor Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended
	September 28, 2025	September 29, 2024	Dollar Change
	(in millions)
Selling and administrative	$484.2	$461.3	$22.9
Percent of total revenues	23.0%	22.3%

The increase of $22.9 million in selling and administrative expenses was primarily due to higher spending in Semiconductor Test partially offset by lower spending in Robotics.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended
	September 28, 2025	September 29, 2024	Dollar Change
	(in millions)
Engineering and development	$361.3	$332.5	$28.8
Percent of total revenues	17.2%	16.1%

The increase of $28.8 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test partially offset by lower spending in Robotics.

Restructuring and Other

During the nine months ended September 28, 2025, we recorded $18.5 million of severance charges, $13.5 million of which is related to the Robotics restructuring which impacted approximately 150 employees, $2.2 million of which is related to Product Test and $1.4 million of which is related to Semiconductor Test. During the nine months ended September 28, 2025, we made $9.2 million of Robotics severance payments. We expect all Robotics severance payments to be made prior to the end of the third quarter of 2026. Additionally, we recorded $2.0 million of acquisition and divestiture expenses related primarily to the Quantifi Acquisition and $1.5 million of charges related to lease terminations.

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

Gain on Sale of Business

During the nine months ended September 29, 2024, we recorded a gain of $57.5 million associated with the sale of DIS to Technoprobe.

Interest and Other

	For the Nine Months Ended
	September 28, 2025	September 29, 2024	Dollar Change
	(in millions)
Interest income	$(12.6)	$(19.7)	$7.1
Interest expense	2.9	3.0	(0.1)
Other (income) expense, net	2.9	5.6	(2.7)

Interest income decreased by $7.1 million primarily due to lower cash balances. In the period ended September 29, 2024, other (income) expense, net included the change in value of our call option purchased in connection with the acquisition of Technoprobe. The call option expired on May 23, 2024.

Income (Loss) Before Income Taxes and Equity in Net Earnings of Affiliate

	For the Nine Months Ended
	September 28, 2025	September 29, 2024	Dollar Change
	(in millions)
Semiconductor Test	$402.4	$408.0	$(5.6)
Product Test	40.1	42.9	(2.8)
Robotics	(73.3)	(56.1)	(17.2)
Corporate and Eliminations (1)	(5.5)	56.4	(61.9)
	$363.7	$451.3	$(87.6)

(1)
Included in Corporate and Eliminations are gain on sale of business, interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), acquisition and divestiture related expenses, and gain on sale of business.

The decrease in income before income taxes and equity in net earnings of affiliate in Semiconductor Test was driven primarily by higher spending in selling and administrative and engineering and development, partially offset by higher sales in mobility and compute for artificial intelligence applications. The decrease in income before income taxes and equity in net earnings of affiliate in Robotics was primarily due to lower sales of collaborative robotic arms, partially offset by lower operating expenses. The decrease in income before income taxes and equity in net earnings of affiliate in Product Test was primarily due to strategic investments.

Income Taxes

The effective tax rate for the nine months ended September 28, 2025, and September 29, 2024, was 13.8% and 12.0%, respectively. The increase in the effective tax rate from the nine months ended September 29, 2024, to the nine months ended September 28, 2025, is primarily attributable to decreases in benefits related to reserves for uncertain tax positions and tax credits partially offset by an increase in benefit from a projected shift in the geographic distribution of income.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $296.4 million in the nine months ended September 28, 2025, to $427.4 million.

Operating activities during the nine months ended September 28, 2025, provided cash of $392.8 million. Changes in operating assets and liabilities used cash of $48.6 million due to a $169.0 million increase in operating assets and a $120.5 million increase in operating liabilities.

The increase in operating assets was primarily due to increases in accounts receivable, inventories, and prepayments and other assets of $111.8 million, $34.6 million, and $22.6 million, respectively.

The increase in operating liabilities was due to increases in accounts payable and other liabilities and in deferred revenue and customer advances of $121.4 million and $25.7 million, respectively, partially offset by decreases in income taxes and retirement plans of $19.7 million and $7.0 million, respectively.

Investing activities during the nine months ended September 28, 2025, used cash of $307.7 million due to $161.1 million used for the purchase of property, plant & equipment, $144.4 million used for the acquisition of businesses, $27.5 million used for the purchase of marketable securities, and $25.5 million used for the purchase of investments in businesses, partially offset by $41.6 million and $9.2 million in proceeds from the maturities and sales of marketable securities, respectively.

Financing activities during the nine months ended September 28, 2025, consumed cash of $361.4 million due to $518.7 million used for the repurchase of 5.1 million shares of common stock at an average price of $102.01 per share, $57.6 million utilized for dividend payments and $15.3 million used for payment related to net settlements of employee stock compensation awards, partially offset by $200.0 million from borrowings on our revolving credit facility and $30.1 million from the issuance of common stock under employee stock purchase and stock option plans.

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

In January 2025, May 2025 and August 2025, our Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and nine months ended September 28, 2025, were $19.0 million and $57.6 million, respectively.

In January 2024, May 2024, and August 2024, our Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and nine months ended September 29, 2024, were $19.6 million and $57.0 million, respectively.

During the nine months ended September 28, 2025, we repurchased 5.1 million shares of common stock for $518.7 million, which excludes related excise tax, at an average price of $102.01 per share. We intend to repurchase up to $1.0 billion of common stock in 2025 and 2026, subject to market conditions. The cumulative repurchases under the 2023 repurchase program as of September 28, 2025, were 10.8 million shares of common stock for $1,113.8 million, which excludes related excise tax, at an average price per share of $104.21. During the nine months ended September 29, 2024, we repurchased 0.5 million shares of common stock for $55.1 million, which excludes related excise tax, at an average price of $111.32 per share.

While we have previously declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On May 1, 2020, we entered into a credit agreement (the "Credit Agreement") providing a three-year, senior secured revolving credit facility of $400.0 million. On December 10, 2021, the Credit Agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the Credit Agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. On November 7, 2023, the Credit Agreement was amended to allow for the purchase of the shares of Technoprobe. On September 4, 2025, and September 19, 2025, we borrowed a combined $200.0 million under the Credit Agreement to fund out capital allocation strategy. As of October 30, 2025, there is $250.0 million outstanding from the Credit Facility.

We believe our cash, cash equivalents, marketable securities and senior secured revolving credit facility will be sufficient to pay our quarterly dividend and meet our working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings. As of September 28, 2025, we were in compliance with all covenants under the Credit Agreement.

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

In July 2025, the FASB issued ASU 2025-05 - "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which introduces a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The amendments in this update should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the impact of this new standard and do not expect a material impact on the financial statements and related disclosures.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2023, Teradyne’s Board of Directors cancelled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the nine months ended September 28, 2025, we repurchased 5.1 million shares of common stock for a total cost of $523.5 million at an average price of $102.01 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes. During the nine months ended September 29, 2024, we repurchased 0.5 million shares of common stock for $55.1 million at an average price of $111.32 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended September 28, 2025, (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)
June 30, 2025 - July 27, 2025	368		$93.99		367	$1,088,262
July 28, 2025 - August 24, 2025	344		$106.17		342	$1,052,245
August 25, 2025 - September 28, 2025	1,463		$119.91		1,463	$876,589
	2,175	(1)	113.35	(1)	2,172

(1)
Includes approximately three thousand shares at an average price of $104.76 withheld from employees for the payment of taxes.
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

Item 4: Mine Safety Disclosures

Not Applicable

Item 5: Other Information

10b 5-1 Trading Plans

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended September 28, 2025, no Section 16 Officers or directors adopted, modified or terminated Rule 10b5-1 trading plans.

Item 6: Exhibits

Exhibit Number	Description

10.1	Separation and Release of Claims Agreement, dated as of August 28, 2025, by and between Ujjwal Kumar and Teradyne, Inc. (filed herewith) *

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

*	Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ SANJAY MEHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) October 30, 2025