Form 10-K
period 2025-12-31
TERADYNE, INC
filed 2026-02-19
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission filer number 001-06462

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2025, was approximately $12.7 billion based upon the closing price of the registrant’s Common Stock on the Nasdaq Stock Market on that date.

The number of shares outstanding of the registrant’s only class of Common Stock as of February 16, 2026, was 156,555,950 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1: Business

Teradyne, Inc. (“Teradyne”) was founded in 1960 and is a leading global provider of automated test equipment and robotics solutions. Teradyne's automated test systems are used to test semiconductors, wireless products, data storage, silicon photonics, and complex electronics systems in many industries including consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Teradyne's robotics product offerings consist primarily of collaborative robotic arms and autonomous mobile robots used by global manufacturing, logistics and industrial customers to improve quality, increase manufacturing and material handling efficiency while reducing costs. In the first quarter of 2025, Teradyne identified opportunities for operational synergies amongst our production board test, defense and aerospace, and wireless test businesses leading to the creation of the Product Test division as a new segment effective March 2025. Teradyne’s automated test equipment and robotics products and services include:

•
semiconductor test (“Semiconductor Test”) systems;
•
robotics (“Robotics”) products; and
•
product test (“Product Test”) systems, which include circuit-board test and inspection systems, wireless test systems, photonic integrated circuit (“PIC”) test solutions, and defense and aerospace test instrumentation and systems.

The market for our test products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. A few customers drive sizable demand for our offerings both through direct sales and sales to the customer’s supply partners. We expect that sales of our test products will continue to be concentrated with a limited number of major customers for the foreseeable future.

In 2025, our Semiconductor Test segment achieved considerable growth driven by robust demand from Artificial Intelligence (“AI”) applications in networking and with vertically integrated producer (“VIP”) compute solutions. Memory test revenue remained stable despite a smaller overall market, supported by share gains in high bandwidth memory (“HBM”) and DRAM final test applications. The Semiconductor Test segment’s strategic shift toward AI-driven semiconductor testing resulted in AI related customer demand driving the majority of our revenue in the second half of 2025. Looking ahead to 2026, we expect AI related customer demand to continue to represent the bulk of our revenues in the first quarter. Our results reflect our focused investments in AI applications and VIP customers, with benefits from these initiatives materializing throughout 2025 and expected to continue in 2026. In the Product Test Group, we also achieved revenue growth in 2025, bolstered primarily by strength in defense and aerospace applications.

In our Robotics segment, the fourth quarter of 2025 represented the third consecutive quarter of sequential revenue growth. During the year, we aimed at strategic partnerships with original equipment manufacturers, systems integrators, and large enterprise accounts, concentrating on high-growth verticals such as ecommerce, logistics, semiconductor, and electronics. At the same time, we also reduced costs through restructuring activities designed to better position the Robotics organization for future success.

On January 29, 2026, we and MultiLane, a leading high-speed input/output (“I/O”) test and measurement company, announced an agreement to form a joint venture, MultiLane Test Products (“MLTP”). MLTP is being created to serve the growing demand from the AI Data Center equipment market by accelerating the development of test solutions for critical high speed data connections. Under the agreement, MultiLane will contribute all the assets related to its test and measurement business to the joint venture and we will invest approximately $157 million in exchange for 75% ownership of MLTP. This transaction is expected to close in the first half of 2026 and is subject to customary closing conditions.

On May 31, 2025, we acquired privately held Quantifi Photonics (“Quantifi”), a leader in PIC test solutions for a total purchase price of $127.2 million. This acquisition enables the delivery of scalable PIC test solutions and is included in our Product Test segment. Over time, we also intend to leverage Quantifi's engineering expertise and technology to enhance functionality and create additional differentiation in our Semiconductor Test business, specifically with integration into our UltraFlexplus platform.

On January 31, 2025, we acquired Infineon Technologies AG's (“Infineon”) automated test equipment technology and associated development team (“AET”) based in Regensburg, Germany for a total purchase price of 17.6 million Euros, equivalent to $18.3 million. AET adds resources and expertise to our company and strengthens the relationship between us and this key customer. AET is included in our Semiconductor Test segment.

Our financial statements are denominated in U.S. dollars. While revenues in our test businesses are predominantly in U.S. dollars, the majority of our Robotics revenue is denominated in foreign currencies. Strengthening of the U.S. dollar would negatively affect Robotics revenue in 2026.

Our corporate strategy is to profitably grow revenue and market share through the introduction of differentiated products targeting expanding markets and customer needs. Our capital allocation plan will continue to be balanced between investing in organic and inorganic growth and returning cash to shareholders through share repurchases and dividends.

We are subject to tariffs and restrictions from the dynamically changing global trade environment. While it is difficult to quantify the exact impact, current trade restrictions are limiting our ability to be competitive, particularly in certain markets, where some competitors are not subjected to the same restrictions. We continue to monitor developments in international trade policy, including potential changes to tariffs, further export controls, and other regulatory measures that could affect our supply chain, cost structure, or market access. For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see Part II - Item 1A “Risk Factors- Risks Related to Legal and Regulatory Compliance.”

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

Products

Semiconductor Test

We design, manufacture, sell and support Semiconductor, Hard Disk Drive (“HDD”), and Solid State Disk (“SSD”) test systems and related services on a worldwide basis. The test systems we provide are used for wafer level, device package testing, and system level testing. These devices are used in AI, automotive, industrial, communications, consumer, smartphones, cloud, computer and electronic game applications, among others. Semiconductor devices span a broad range of functionality, from very simple low-cost devices such as microcontrollers, operational amplifiers or voltage regulators to complex digital signal processors, Artificial Intelligence/Machine Learning (“AI/ML”) training ASICs, high performance computing and microprocessors as well as memory devices. Semiconductor Test products and services are sold to integrated device manufacturers (“IDMs”) that integrate the fabrication of silicon wafers into their business, “Fabless” companies that outsource the manufacturing of silicon wafers, “Foundries” that cater to the processing and manufacturing of silicon wafers, and semiconductor assembly and test providers (“OSATs”) that provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits and use Foundries for wafer manufacturing and OSATs for test and assembly. Our customers obtain the overall benefit of comprehensively testing devices and reducing the total costs associated with testing by using our Semiconductor Test systems to:

•
improve and control product quality;
•
measure and enhance product performance;
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

FLEX Test Platform purchases are made by IDMs, OSATs, Foundries and Fabless customers. The FLEX Test Platform has become a widely used test solution at OSATs by providing versatile testers that can handle the widest range of devices, allowing OSATs to leverage their capital investments. The broad consumer, automotive and broadband markets have historically driven most of the device volume growth in the semiconductor industry. More recently data centers and AI are the drivers for the FLEX Test Platform and specifically the UltraFLEXplus tester, the newest member of the UltraFLEX family, which uses the new PACETM architecture to deliver superior economics and fast time to market for complex compute devices.

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

Our Magnum platform addresses the requirements of mass production test of memory devices for flash, DRAM, and HBM memory. Flash, DRAM and HBM memory are widely used core building blocks in modern electronic products finding wide application in consumer, industrial, and computing equipment. Our Magnum 7 solution is designed for parallel memory test in the flash, DRAM, HBM and multi-chip package markets while our Magnum EPIC platform, gives us full product coverage of the memory test market with final test capabilities.

Our ETS platform is used by semiconductor manufacturers and assembly and test subcontractors, primarily in the analog/mixed signal markets that cover cost sensitive applications. Our proprietary SmartPin™ technology enables high efficiency multi-site testing on an individual test system permitting greater test throughput. Semiconductors tested by ETS platform systems are incorporated into a wide range of products in historically high-growth markets including mobile devices, automotive electronics, computer peripherals, data center platforms, and notebook and desktop computers. The Eagle platform includes the ETS-88 which is a high performance multi-site production test system designed to test a wide variety of high volume power and precision devices including Silicon Carbide (“SiC”) and Gallium Nitride (“GaN”) power devices used in vehicle electrification and data center power delivery and conversion. The ETS-800, a high performance multi-site production test system, is used to test high complexity power devices in automotive, industrial and consumer applications.

The Integrated System Test group is comprised of our system level test (“SLT”) testers and our HDD and SSD testers. Our SLT testers for the semiconductor production market are used to test devices following wafer and package test. SLT testers address customer requirements related to factory density, throughput and thermal performance. HDD products address the high throughput and automated manufacturing test requirements of hard disk drive and semiconductor manufacturers. Our HDD products address the client and enterprise storage markets. The client market is driven by the needs of desktop, laptop, and external HDD storage products. The enterprise market is driven by the needs of data centers and cloud storage.

Robotics

Our Robotics segment is comprised of two product lines, our cobot arms under Universal Robots branding and our autonomous mobile robots under Mobile Industrial Robots branding.

Since introducing the world's first commercially viable cobot in 2008, Teradyne Robotics has sold over 110,000 cobots worldwide and has developed a product portfolio reflecting a range of reaches and payloads. All models, including the UR8 Long, UR15, UR18, UR20, UR30, UR3e, UR7e, UR12e, and UR16e are built to withstand a wide range of industrial environments, and can be easily integrated into existing production setups, providing a number of game-changing benefits:

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

•
Collaborative-capable safety functions – following a risk assessment, most cobots can seamlessly operate alongside employees, assisting with dull, dirty, and repetitive tasks.
•
Cutting-edge precision engineering – UR's global team of talented engineers creatively tackles customer challenges, ensuring our cobots are rigorously tested and built for demanding industrial tasks.

An extensive ecosystem (“UR+”) has grown around the company's cobot technology, creating innovation and choice for customers and a wide range of components, kits and solutions to suit numerous applications.

Autonomous mobile robots (“AMRs”) are used in the manufacturing and logistics segments. Teradyne Robotics’ AMRs enhance productivity, offering a high return on investment by streamlining workforce efficiency, reducing lead times, and improving workplace safety. These AMRs, which include MiR250, MiR600, and MiR1350, as well as the MiR1200 Pallet Jack, operate autonomously, eliminating the need for traditional guidance infrastructure. Teradyne Robotics’ has sold over 11,000 AMRs globally.

All models can be easily integrated into existing production environments, differentiated by their:

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

Product Test

Our Product Test segment consists of test equipment and service offerings for high performance electronic and photonic assemblies, sub-assemblies, modules, and components. Customers are broad, including but not limited to, companies in the high performance computing and data center, automotive/industrial, defense/aerospace, and consumer electronics industries. Our offerings include high-performance test systems, subsystems, instruments, and services. In addition to support of high volume manufacturing test, the Product Test solutions aid customers in the development, verification, and scaling of next-generation technologies.

Sales and Distribution

In each of the years, 2025, 2024 and 2023, our five largest direct customers in aggregate accounted for 44%, 36%, and 32% of our consolidated revenues, respectively.

Teradyne typically has a specifying customer such as an OEM, IDM, or Fabless company, who chooses platforms and drives demand, and a purchasing customer who actually places the order and receives the equipment. In different cases, the specifying and purchasing customers have more influence in the purchase decision. In 2025, we had two customers who specified greater than 10% of our consolidated revenues and one additional customer who directly purchased more than 10% of our consolidated revenues. The two specifying customers were both customers of our Semiconductor Test and Product Test segments and drove 12% and 10% of consolidated revenues. The additional direct customer, a customer of our Semiconductor Test segment, accounted for 19% of consolidated revenues including certain revenues specified by other customers.

In 2024, we estimate one customer of our Semiconductor Test and Wireless Test segments, specified approximately 13% of our consolidated revenues. In 2023, one customer of our Semiconductor Test segment, accounted for approximately 10% of our consolidated revenues. The loss of, or significant decrease in demand from a significant OEM, IDM, or Fabless customer, or any of our five largest direct customers, could have a material adverse effect on our business, results of operations and financial condition.

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

Sales to customers outside the United States were 89%, 87%, and 84%, respectively, of our consolidated revenues in 2025, 2024 and 2023. Sales are attributed to geographic areas based on the location of the customer site.

See also “Item 1A: Risk Factors” and Note V: “Segment, Geographic, and Significant Customer Information” in Notes to Consolidated Financial Statements.

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

Competitors in our Product Test operating segment include, among others, Keysight Technologies, Test Research, Inc.,

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

Backlog

Our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period because our customers may delay delivery of products or cancel orders without advanced notice, subject to possible cancellation penalties. Delays in delivery schedules or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition or results of operations.

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

Human Capital

We believe that our future success depends upon our continued ability to attract, develop, and retain a high-performance workforce. As of December 31, 2025, we employed approximately 6,600 employees, of whom approximately 2,200 were employed in the United States. Our largest non-US employee populations are in the Philippines (19%), Denmark (10%), Costa Rica (7%), China (7%) and Taiwan (5%). We also leverage contractors to provide flexibility for our business and manufacturing needs. As of December 31, 2025, we worked with approximately 600 contractors globally. Since the inception of our business, we have experienced no work stoppages or other labor disturbances.

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

We strive to foster a positive work environment that helps employees thrive. It is a priority for us to ensure that our people feel inspired, supported, safe and able to achieve their personal best. We are committed to equality through nondiscrimination, harassment prevention and pay equity policies. We value a respectful work environment where all employees enjoy challenging assignments, development opportunities and a safe, positive culture.

We are committed to conducting business in a responsible manner, with strategic operational policies, procedures and values that support transparency, sustainability and legal compliance. We ensure ethical operations and business commitments through robust governance of the company’s code of conduct and global environmental, health and safety programs.

Competitive Pay and Benefits

The primary objective of our compensation program is to provide a compensation and benefits package that will continue to attract, retain, motivate and reward high performing employees who operate in a highly competitive environment. We seek to achieve this objective by linking a meaningful portion of compensation to company and business unit performance. We enable employees worldwide to share in the success of the company through various programs including a stock purchase program, equity compensation and bonus plans. We seek competitiveness and fairness in total compensation with reference to peer comparisons and internal equity.

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

We also offer employees worldwide an opportunity to network and connect with colleagues who share similar interests. This includes global groups such as New Employees to Teradyne, Woman’s Affinity Group, Veterans, Blue and Green (for team members that are committed to the environment), Runner’s affinity group and LGBTQ+ advocates. Each of these groups is open to any employee who is interested and would like to join.

Talent Communities

At Teradyne, we believe our success is deeply connected to the strength of the communities where we live and work. We are committed to building an organization by investing in talent development through education, philanthropy, and strategic partnerships. Our Talent Community initiatives are designed to foster opportunity and innovation across all stages of the educational and professional journey.

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

Additionally, advancing education for future generations is a primary initiative at Teradyne. We seek to increase the number of STEM graduates worldwide through our support of STEM programs at the middle, high school and collegiate level. We also donate test equipment and robots to colleges, universities, and vocational programs.

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

We are subject to U.S. and foreign laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions or regulations prohibit the export of certain products, services, and technologies, and in other circumstances we are required to obtain an export license, which may not be approved, before exporting the controlled item. Additionally, these laws and regulations may impose restrictions on the end-use of our products, services, and technologies, including prohibitions on their use in connection with nuclear, missile, chemical, or biological weapons activities, military applications, or other restricted purposes. For example, we must comply with current U.S. Department of Commerce export control regulations restricting transactions with certain customers in China. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. Compliance with these laws has limited our sales and likely will continue to limit sales to certain customers in the future. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to drop, which could have a material adverse effect on our business, financial condition or results of operations.

Item 1A: Risk Factors

Descriptions of risks associated with our business are set forth below. Some of these risks are highlighted in the following discussion and in Management's Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings, Controls and Procedures and Quantitative and Qualitative Disclosures About Market Risk of this Annual Report. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Associated with Teradyne’s Markets

Our business is impacted by global and industry-specific economic cycles, which are difficult to predict, and actions we have taken or may take to offset these cycles may not be sufficient.

Capital equipment providers in the electronics, semiconductor industries and robotics, such as Teradyne, have, in the past, been negatively impacted by both sudden slowdowns in the global economies and recurring cyclicality within those industries. These cycles, which can be driven by broad changes to Semiconductor buying patterns, or to specific markets within the Semiconductor industry, have resulted in periods of over-supply; a trend we believe will continue to occur. Our business and results of operations depend, in significant part, upon capital expenditures of manufacturers of semiconductors, electronics, and other industrial products, which in turn depend upon the current and anticipated market demand for those products. Disruption or deterioration in global or industry-specific economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse changes in economic conditions, and resulting slowdowns in the market for our products, may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, potential reserves for credit losses and write-offs of accounts receivable, increased risk of restructuring charges, and higher operating costs as a percentage of revenues, which, in each case and together, adversely affect our operating results. We are unable to predict the likely duration, frequency and severity of disruptions in financial markets, credit availability, and adverse economic conditions throughout the world, and we cannot ensure that the level of revenues or new orders for a fiscal quarter will be sustained in subsequent quarters. We have taken actions to address the effects of general economic variability and recurring industry cyclicality, including implementing cost control and reduction measures. We cannot predict whether these measures will be sufficient to offset global or market-specific disruptions that might affect our businesses and we may need to take additional or different measures in the future.

We are subject to intense competition.

We face significant competition throughout the world in each of our reportable segments. Some of our competitors have substantial financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. In addition, we are subject to trade regulations imposed by the United States government, which may not impact some of our competitors. We also face competition from emerging Asian companies and internal development at several of our customers. Some of our competitors have introduced or announced new products with certain performance characteristics that may be considered equal or superior to those we currently offer. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. In addition, the semiconductor industry has experienced significant consolidation over the past several years. Consolidation among our competitors or customers could lead to a changing competitive landscape, which could negatively impact our competitive position. If in the future we are unable to maintain our competitive position, we could experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and a loss of market acceptance of our products, any of which could have a material adverse effect on our revenues and results of operations.

The market for our products is concentrated, and our business depends, in part, on obtaining orders from a few significant customers.

The market for our products is concentrated with a limited number of significant global customers accounting for a substantial portion of the purchases of test equipment. In each of the years, 2025, 2024 and 2023, our five largest direct customers in aggregate accounted for 44%, 36% and 32% of consolidated revenues, respectively.

In 2025, we had two customers who specified greater than 10% of our consolidated revenues and one additional customer who directly purchased more than 10% of our consolidated revenues. The two specifying customers drove 12% and 10% of consolidated revenues. The additional direct customer accounted for 19% of consolidated revenues including certain revenues specified by our 10% specifiers.

If we were to lose any of our significant customers, if our products fail to meet changes in customers’ demands or if we suffer a material reduction in our customers’ purchase orders, our revenue could decline and our operating results and financial condition could be materially and adversely affected. We would have no or limited contractual recourse if our significant customers decided to stop buying and using our products with limited advance notice to us.

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

We believe that our technological position depends primarily on the technical competence and creative ability of our engineers. In a rapidly evolving market, such as ours, the development or acquisition of new technologies, commercialization of those technologies into products and market acceptance and customer demand for those products are critical to our success. In the electronics, semiconductor, and robotics industries, products are often replaced by more technologically advanced substitutes and, as demand for older technology falls, the price at which such products can be sold drops. If we cannot advance new technologies to meet our customers’ demands, our revenues and financial condition may be adversely impacted. Successful product development or acquisition, introduction and acceptance depend upon a number of factors, including:

•
new product selection and ability to predict market requirements and design new products that address those requirements;
•
ability to meet customer requirements including with respect to safety and cybersecurity;
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
•
cost increases due to inflation;
•
expense and complexity of complying with U.S. and foreign import and export regulations;
•
changes in tariffs and foreign currency exchange rates;
•
social, political and economic instability, acts of terrorism and international conflicts;
•
restrictions on the transfer of funds;
•
disruption caused by health pandemics;
•
difficulties in protecting intellectual property;
•
difficulties in accounts receivable collection;
•
cultural differences in the conduct of business;
•
difficulties in staffing and managing international operations;
•
compliance with anti-corruption laws, cybersecurity, data privacy regulations, customs and trade regulations;
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

Since 2015, we have completed the acquisitions of Universal Robots (2015), Energid and MiR (2018), Lemsys and AutoGuide (2019), and most recently, AET and Quantifi in 2025. Additionally, in May 2024, we closed on our strategic partnership agreement with Technoprobe which included our acquisition of 10% of the equity in Technoprobe. We may not be able to realize the benefits of acquiring or successfully growing these businesses. We may continue to acquire additional businesses, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing businesses. We may not be able to realize the expected synergies and cost savings from the integration with our existing operations of other businesses or technologies that we may acquire. In addition, the integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses, and liabilities. We may have difficulty in developing, manufacturing, and marketing the products of a newly acquired company in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies.

Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs or restructuring charges) or in the future, impairment of goodwill or acquired intangible assets, or adjustments to contingent consideration liabilities that adversely affect our operating results. We review our amortizable intangible assets for impairment at the reporting unit level when events or changes in circumstances indicate the carrying value may not be recoverable and we test goodwill for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, reduced estimates of reporting unit future cash flows and slower growth rates in our industries. We have in the past recorded, and may in the future be required to record, a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our financial position and results of operations. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results.

Additionally, we may fund acquisitions of new businesses, strategic alliances, or joint ventures by utilizing our cash, incurring debt, issuing shares of our common stock, or by other means. We may also face restrictions pursuant to the terms of an acquisition or strategic alliance agreement.

We may incur higher tax rates than we expect and may have exposure to additional international tax liabilities and costs.

We are subject to paying income taxes in the United States and other countries where we operate. Our effective tax rate is dependent on where our earnings are generated and the tax regulations and the interpretation and judgment of administrative tax or revenue authorities in the United States and other countries. We have pursued a global tax strategy that could be adversely affected by the mix of earnings and tax rates in the countries where we operate, changes to tax laws (including but not limited to Pillar Two), tax regulations or an adverse tax ruling by administrative authorities. Because of increasing focus by government taxing authorities on multinational corporations, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and as a result our liabilities for taxes, interest and penalties, could significantly increase and adversely affect our financial results. We are also subject to tax audits in the countries where we operate. Any material change in our tax liability resulting from changes in tax laws, tax regulations, administrative rulings or audits from an administrative tax or revenue authority could negatively affect our financial results.

As a multinational corporation, we are subject to income taxes as well as non-income-based taxes, in both the United States and various foreign jurisdictions. In certain foreign jurisdictions, we qualify for tax incentives and tax holidays based on our ability to meet, on a continuing basis, various tests relating to our employment levels, research and development expenditures and other qualification requirements in a particular foreign jurisdiction. If we fail to qualify or fail to remain qualified for certain foreign tax incentives and tax holidays, we may be subject to further taxation or an increase in our effective tax rate which would adversely impact our financial results. In December 2025, we entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2025. The new tax holiday is scheduled to expire on December 31, 2035.

The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2025, 2024 and 2023 were $21.6 million or $0.14 per diluted share, $17.1 million or $0.10 per diluted share, and $1.4 million or $0.01 per diluted share, respectively. These tax savings may not be achievable in subsequent years due to changes in Singapore’s tax laws or the issuance of new global minimum tax laws.

We have significant guarantees, indemnification, and customer confidentiality obligations.

From time to time, we make guarantees to customers regarding the delivery, price and performance of our products and guarantee certain indebtedness, performance obligations or lease commitments of our subsidiary and affiliate companies. We also have agreed to provide indemnification to our officers, directors, employees and agents, to the extent permitted by law, arising from certain events or occurrences, while the officer, director, employee or agent, is or was serving at our request in such capacity. Additionally, we have confidentiality obligations to certain customers, which if breached would require the payment of significant penalties. If we become liable under any of these obligations, it could materially and adversely affect our business, financial condition or operating results. For additional information see Note O: “Commitments and Contingencies” in Notes to Consolidated Financial Statements.

We may discontinue or reduce our quarterly cash dividend or share repurchase program.

Future cash dividends and share repurchases are subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition. We are not required to do either and may reduce or eliminate our cash dividend or share repurchase program in the future. The amount and frequency of our share repurchases may fluctuate and the reduction or elimination of our cash dividend or our share repurchase program could adversely affect the market price of our common stock or reduce our cash reserves.

We have incurred indebtedness and may incur additional indebtedness.

On May 1, 2020, we entered into a three-year, senior secured revolving credit facility of up to $400.0 million (the “Credit Facility”). On December 10, 2021, the credit agreement was amended to extend the maturity date of the Credit Facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the Credit Facility to $750.0 million from $400.0 million. The amended credit agreement provides that, subject to customary conditions, we may seek to obtain from existing or new lenders the available incremental amount under the credit facility, not to exceed the greater of $200.0 million or 15% of consolidated EBIDTA. We could borrow funds under this Credit Facility at any time for general corporate purposes and working capital. On September 4, 2025, September 19, 2025, and October 7, 2025, Teradyne borrowed a combined $250.0 million under the Credit Facility to support the ramp-up in manufacturing capabilities for Semiconductor Test and the strategy to return cash to shareholders through share repurchases, dividends, and inorganic growth opportunities. On December 31, 2025, we repaid $50 million of the outstanding borrowings. Further, we may incur significant additional secured and unsecured indebtedness in the future.

Our outstanding and any additional indebtedness, among other things, could:

•
make it difficult to make payments on this indebtedness and our other obligations;
•
make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
•
increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•
require the dedication of a substantial portion of any cash flows from operations to service for indebtedness, thereby reducing the amount of cash flows available for other purposes, including capital expenditures; and
•
limit our flexibility in planning for or reacting to changes in our business and the industries in which we complete and placing us at a disadvantage compared to competitors with less debt or debt on more favorable terms.

Restrictive covenants in the agreement governing our senior secured revolving credit facility may restrict our ability to pursue business strategies.

The agreement governing our Credit Facility limits our ability, among other things, to incur additional secured indebtedness; sell, transfer, license or dispose of assets; consolidate or merge; enter into transactions with our affiliates; and incur liens. In addition, our Credit Facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, making investments, loans and other advances, and prepaying any additional indebtedness while our indebtedness under our Credit Facility is outstanding. Our failure to comply with financial and other restrictive covenants could result in an event of default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.

We may not be able to pay our debt and other obligations.

If our cash flows are inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flows or otherwise obtain funds necessary to make required payments on our Credit Facility or certain of our other obligations, we would be in default under the terms thereof, which would permit the holders of those obligations to accelerate their maturity and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial position and operating results.

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and earnings.

Our financial statements are denominated in U.S. dollars. The majority of our Robotics revenue is denominated in foreign currencies, and the strengthening of the U.S. dollar would negatively affect Robotics revenue growth. In addition, many of our liabilities, including our outstanding indebtedness, and certain other cash payments, such as share repurchases, are payable in the United States in U.S. dollars, while a portion of our cash is generated outside the United States. As a result, currency fluctuations and changes in foreign exchange regulations can have a material adverse effect on our liquidity and financial condition.

Adverse developments affecting the financial services industry, including events or risks involving liquidity, defaults or non-performance by financial institutions, could have a material adverse effect on our business, financial condition or results of operations.

We hold cash balances in several large financial institutions significantly in excess of the Federal Deposit Insurance Corporation (“FDIC”) and global insurance limits. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. There is no guarantee that the FDIC or any other global insurer will provide access to uninsured funds in the future in the event of the closure of any other banks or financial institutions in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial position, and liquidity.

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, which may be volatile and due to factors beyond our control.

The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, factors that could cause fluctuations in the market price of our common stock include the following:

•
ratings changes by any securities analysts who follow our company or the failure to achieve our financial guidance or targets;
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

Our operating results are affected by a wide variety of factors that could materially adversely affect revenues or profitability. The following factors could impact future operations:

•
macroeconomic conditions, a worldwide economic slowdown or disruption in the global financial or industrial markets;
•
legal, tax, accounting or regulatory changes (including changes in import/export regulations and tariffs, such as regulations imposed by the U.S. government restricting exports to China) or changes in the interpretation or enforcement of existing requirements;
•
cost increases from inflation on materials, employee wages, third party labor, and contract manufacturing;
•
competitive pressures on selling prices;
•
foreign currency exchange rate fluctuations;
•
our ability to introduce, and the market acceptance of, new products;
•
changes in product revenues mix resulting from changes in customer demand;
•
customer demand considerations, including the size and timing of customer orders, customers’ decisions to accelerate, decelerate or delay shipments, customers’ decisions on how to manage their inventory, customers’ rate of replacement of our consumable products or their decisions to delay expansion projects;
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
•
our ability to increase sales in line with our increased manufacturing capacity;
•
an increase in the leasing of our products to customers;
•
disruption caused by health pandemics, natural disasters, or global conflict;
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

The global supply shortage of electrical components, including semiconductor chips, impacted our supply chain in 2023. As a result, we experienced and may experience in the future, increases in our lead times and costs for certain components for certain products. We may also experience delays in the delivery of some orders placed by our customers. In addition, inflationary pressures have in the past contributed to increased costs for product components along with wage inflation which yielded a minimal impact to the costs of our products, gross margin and profit for the year. In an effort to mitigate these risks, we may in some cases, incur higher costs due to investment in supply chain resiliency and to secure available inventory or have extended or non-cancellable purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts prove inaccurate. We have also sourced components from additional suppliers and multi-sourced and pre-ordered components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced in the past. However, if we are unable to secure manufacturing capacities from our current or new suppliers and contract manufacturers, on acceptable terms or at all, or successfully manage our purchase commitments and inventory for components, our ability to deliver our products to our customers in the desired quantities, at competitive prices or in a timely manner may be negatively impacted. We may also not be fully able to pass additional costs on to our customers, which could have a negative impact on our results of operations and financial condition.

Our operations may be adversely impacted if our outsourced contract manufacturers or service providers fail to perform.

We depend on Flex Ltd. (“Flex”) to manufacture and test our FLEX and J750 family of products from its facility in Malaysia; Plexus Corp. (“Plexus”) to manufacture and test our FLEX and Magnum products from its facilities in Malaysia and Thailand and our ETS family of products from its facility in Malaysia; SAM Meerkat to manufacture and test our storage test family of products from its facilities in Malaysia and Thailand and on other contract manufacturers to manufacture other products. If for any reason these contract manufacturers cannot provide us with these products in a timely fashion, or at all, we may not be able to sell these products to our customers until we enter a similar arrangement with an alternative contract manufacturer.

If we experience a problem with our supply of products from Flex, Plexus, SAM Meerkat, or our other contract manufacturers, it may take us significant time to either manufacture the product or find an alternate contract manufacturer, which could result in substantial expense and disruption to our business. We have, however, significantly invested in our internal manufacturing for FLEX products in our Cebu site.

We have also outsourced certain general and administrative functions to reputable service providers, many of which are in foreign countries, sometimes impacting communication with them because of language and time differences. Their presence in foreign countries also increases the risk they could be exposed to political, conflict and cybersecurity risk. Additionally, there may be difficulties encountered in coordinating the outsourced operations with existing functions and operations. If we fail in successfully coordinating and managing the outsourced service providers, it may cause an adverse effect on our operations, which could have a material adverse effect on our business, results of operations or financial condition.

Our business may suffer if we are unable to attract and retain key employees.

Competition for employees with skills we require is intense in the high technology industry. We expect intense competition for employees will continue in 2026. Our success will depend on our ability to attract and retain key technical employees. The loss of one or more key or other employees, a decrease in our ability to attract additional qualified employees, or the delay in hiring key personnel could each have a material adverse effect on our business, results of operations or financial condition. In addition, existing or new immigration laws, policies or regulations in the U.S. may limit the pool of available talent in the highly skilled technical labor market.

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

Our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Our operations, and those of our customers and suppliers, are subject to disruption for a variety of reasons, including work stoppages, acts of war and geopolitical conflict, terrorism, health epidemics, fires, earthquakes, hurricanes, typhoons, volcanic eruptions, energy shortages, telecommunication failures, tsunamis, flooding or other natural disasters, including as a result of global climate change. Any disruptions from these events could require substantial expenditures and recovery time to fully resume operations and could also have a material adverse effect on our operations and financial results to the extent that losses are uninsured or exceed insurance recoveries, and to the extent that such disruptions adversely impact our relationships with our customers. Additionally, any such disruption could materially increase our costs and expenses as well as cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. Any of these conditions could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Intellectual Property (“IP”) and Cybersecurity

Third parties may claim we are infringing their intellectual property and we could suffer significant litigation costs, licensing expenses or be prevented from selling our products.

We have been sued for patent infringement in the past and receive notifications from time to time that we may be in violation of patents held by others. An assertion of patent infringement against us, if successful, could have a material adverse effect on our ability to sell our products or it could force us to seek a license to the intellectual property rights of others or alter such products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Additionally, patent litigation has in the past and could in the future require a significant use of management resources and involve a lengthy and expensive defense, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain licenses, modify our products, or stop making our products; each of which could have a material adverse effect on our financial condition, operating results or cash flows.

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

We rely on various information technology networks and systems to process, transmit and store electronic information, including proprietary and confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. We have experienced several attempted cyber-attacks of our network. None of the attempted attacks have caused a disruption to our operations or had a material adverse effect on our business or financial results. As a result of the attempts, we have taken further preventive security measures to protect our systems. Despite the preventive security measures we have implemented, we may continue to be vulnerable to attempts by third parties to gain unauthorized access to our networks or sabotage our systems. These attempts, which might be related to criminal hackers, industrial espionage or state-sponsored intrusions, include trying to covertly introduce malware to our computers, networks and systems and impersonating authorized users. Additionally, evolving geopolitical tensions or conflicts have created a heightened risk of cybersecurity attacks. In addition, third party suppliers and service providers that we rely on to manage our networks and systems and who process and store our proprietary and confidential data, including the data of our customers and suppliers, may also be subject to similar attacks. Employees and contractors may also attempt to gain unauthorized access to our systems and steal proprietary and confidential data. Such attempts could result in the misappropriation, theft, misuse, disclosure or loss or destruction of the intellectual property, or the proprietary, confidential or personal information, of Teradyne or our employees, customers, suppliers or other third parties, as well as damage to or disruptions in our information technology networks and systems. These threats are constantly evolving and expanding, such as through the increased use of artificial intelligence in our products and expanding remote work opportunities for our employees, thereby increasing the difficulty of defending against them or implementing adequate preventative measures. Attempts to gain unauthorized access to our information technology networks and systems may be successful, and in some cases, we might be unaware of an incident or its magnitude and effects. A failure in or a breach of our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyber-attacks, could have a material adverse effect on our business or financial results, disrupt our business, result in the disclosure or misuse of proprietary or confidential information, damage our reputation, cause losses and increase our costs. We expect to continue to devote significant resources to the security of our information technology networks and systems. Furthermore, our efforts to comply with evolving laws and regulations related to cybersecurity may be costly and any failure to comply could result in investigations, proceedings, investor lawsuits and reputational damage.

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

Our use of AI tools may subject us to significant competitive, legal, regulatory and other risks, and there can be no assurance that our use of AI tools will enhance our products, business operations or result in a benefit to us. Our competitors may be more successful in their use of AI tools, including by developing superior products or improving their operations with the assistance of AI. Additionally, there could be adverse impacts from flawed algorithms, including related to incorporation of third-party copyrighted materials into large language models; data quality and bias, as well as challenges implementing and maintaining AI tools, such as the complications arising from integrating such tools with existing systems and practices, and from reliance on third-party AI vendors. Our use of AI tools, or our customers uses of our products that incorporate AI, could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity, and the unauthorized use of our data. The jurisdictions in which we conduct business have and may adopt laws and regulations related to AI, which could cause us to incur greater compliance costs, limit our use of AI tools, or subject us to legal liabilities.

Risks Related to Legal and Regulatory Compliance

The implementation of tariffs on our products may have a material impact on our business.

Our business operations and supply chain are global and may be disrupted by the implementation of tariffs. In recent years, the United States has imposed significant tariffs on goods from some of our trading partners, and more significant tariffs continue to be threatened in light of rapidly evolving geopolitical tensions.

We cannot predict what further actions may ultimately be taken with respect to tariffs or what products or entities may be subject to such actions, or what reciprocation may be taken by other countries in response to U.S. actions. If we cannot find ways to mitigate the potential impacts from these tariffs successfully or in a timely manner, these additional tariffs and policies could have a significant impact on our business and operating results. The actual impact on any new tariffs is subject to a number of factors including the effective date, duration, amount, scope and nature of the tariffs. To date, recent tariff changes have not had a material adverse effect on our business, financial condition or results of operations, however, in the future, the implementation of additional tariffs by the United States or other countries could have a material adverse effect on our business, financial condition or results of operations.

In addition to the actions taken by the United States, China has implemented retaliatory tariffs on products made in the United States and imported into China. The retaliatory tariffs or other trade restrictions implemented by China and possible future retaliatory actions by China or other nations may in the future disrupt our business operations, sales and supply chain and, therefore, have a material adverse effect on our business, financial condition or results of operations.

Trade regulations and restrictions impact our ability to manufacture certain products and to sell products to and support certain customers, which may materially adversely affect our sales and results of operations.

We are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners, suppliers and other persons. In certain circumstances, export control and economic sanctions regulations prohibit the export of certain products, services and technologies, and in other circumstances are required to obtain an export license. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Our export compliance program may not be sufficient to prevent all inadvertent compliance violations and there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. As further described below, we cannot quantify the impact that the export controls and economic sanctions has had on our sales, however, compliance with these laws has limited our ability to compete in certain regions, and could continue to limit them in the future. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to drop, which could have a material adverse effect on our business, financial condition or results of operations.

The U.S. government from time to time has issued export restrictions that prohibit U.S. companies from exporting U.S. manufactured products, foreign manufactured products with more than 25% controlled U.S. content, foreign made product which was produced using U.S. technology, as well as U.S. origin technology. For example, the U.S. Department of Commerce has restricted the access of U.S. origin technologies to certain Chinese semiconductor companies by adding those companies to the Entity List and the Foreign Direct Product Rule (“FDP”) under U.S. Export Administration Regulations (“EAR”). The addition of certain of these companies to the Entity List has had and will continue to have an adverse impact on our business with these customers. We cannot guarantee that we will be able to file for licenses with the U.S. Department of Commerce or otherwise take actions in the future to minimize the impact of the restrictions on our business.

The U.S. Department of Commerce issued and continues to update a list of companies in China and other countries that it considered to be military end users. Compliance with the military end user rule has impacted our ability to sell products to certain customers in China. We cannot be certain that the actions we take will address all of the risks associated with the export controls that may impact our business and our compliance controls could be circumvented, exposing us to legal liabilities.

We anticipate the U.S. Department of Commerce will continue to release new export control regulations. These regulations may continue to have an adverse impact on certain actual or potential customers and on the global semiconductor industry. To the extent the regulations impact actual and potential customers or disrupt the global semiconductor industry, our business and revenues will be adversely impacted.

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

We invest significant resources in the design, manufacturing and testing of our products. However, from time to time, we discover design or manufacturing defects in our products after they have been shipped and, as a result, we have incurred development and remediation costs and settled warranty and product liability claims. In addition, when our products contain defects or have reliability, quality or safety issues, in the past we have conducted a product recall which has resulted in significant repair or replacement costs and substantial delays in product shipments, which in the future could damage our reputation and could make it more difficult to sell our products. We may continue to have warranty and product liability claims or product recalls in the future. Any of these results could have a material adverse effect on our business, results of operations or financial condition.

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

Pursuant to present U.S. federal regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2025, we have not incurred material costs as a result of the monitoring and remediation steps taken at the Massachusetts and New Hampshire sites. We may in the future be subject to additional assessment and monitoring or other corrective action as a result of environmental liabilities and may incur significant future costs or disruptions to our operations resulting in a negative impact on our business or financial condition.

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

From time to time, we may be subject to litigation or other administrative, regulatory or governmental proceedings, including tax audits and resulting claims that could require significant management time and resources and cause us to incur expenses and, in the event of an adverse decision, pay damages or incur costs in an amount that could have a material adverse effect on our financial position or results of operations. For information regarding litigation proceedings in which we are currently engaged, please refer to the discussion under Note O: “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

We may face risks associated with shareholder activism.

We may become subject to campaigns by shareholders advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or divestitures, and changes in management. Such activities could interfere with our ability to execute our business plans, be costly and time-consuming, disrupt our operations, divert the attention of management, or result in our initiating borrowing or increasing our share repurchase plan or dividend, any of which could have an adverse effect on our business or stock price.

Item 1B: Unresolved Staff Comments

None.

Item 1C: Cybersecurity

We believe cybersecurity is critical to supporting our vision and enabling our strategy. As a producer of leading-edge electronic testing products and maker of advanced robotics, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as vulnerability exploits, credential theft, and social engineering, to attacks from more advanced, persistent, and highly organized adversaries, including nation state actors, that may target us for our role in critical infrastructure sectors, all of which are becoming more sophisticated and effective by the use of AI. Our customers, suppliers, and partners face similar cybersecurity threats and, while we have not been materially affected to date, a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we maintain a strong focus on cybersecurity.

Our products and connected systems may be susceptible to cybersecurity threats such as hacking, malware, ransomware, or other unauthorized intrusions targeting data confidentiality, integrity or system availability. Threat actors — including third parties or malicious insiders — might exploit software vulnerabilities or misconfigurations to disrupt operations, exfiltrate confidential or personal data, or degrade system performance. A significant cybersecurity incident could expose us to regulatory enforcement, liability for damages, contractual penalties, remediation costs, and eroded customer trust. To date, we have not experienced any cybersecurity incidents that have materially affected our business, operations, or financial results. However, we continue to monitor and assess risks that could have a material impact in the future.

Governance

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Chief Information Security Officer (“CISO”), brief the Audit Committee of the Board of Directors quarterly and the full Board of Directors at least annually on our cybersecurity and information security posture.

The corporate information security organization, under the CISO, has implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks. The cybersecurity program is aligned to the NIST Cybersecurity Framework and is integrated into our enterprise risk management processes. The CISO chairs management’s Cybersecurity Steering Committee, in which current cyber threats, program performance, and ongoing risk mitigations are regularly reviewed. Cyber risks are included in the risk universe that the ERM function evaluates to assess top enterprise risks on an annual basis and is reviewed and evaluated by the Board of Directors. The Board of Directors is also apprised of cybersecurity issues or incidents deemed to have a moderate or higher business impact as they arise, even if considered immaterial. Risks resulting from threat actor use of AI are included in these updates.

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

Central to this organization is our global cyber operations team, which is responsible for the protection, detection, and response capabilities used in the defense of critical data and enterprise computing services. We also have a corporate-wide insider AI-enabled threat detection program to proactively identify external and internal threats and mitigate those threats in a timely manner. Our broader Teradyne employee community also has a key role in our cybersecurity defenses and is immersed in a comprehensive training and awareness curriculum to build and promote a corporate culture supportive of security. We conduct annual tabletop exercises and regular penetration testing to validate and improve our incident response capabilities.

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

Additionally, for our business that supports the defense and aerospace sector, we must comply with extensive regulations, including requirements imposed by the Defense Federal Acquisition Regulation Supplement (“DFARS”) related to adequately safeguarding controlled unclassified information (“CUI”) and reporting cybersecurity incidents to the DoD. We have implemented cybersecurity policies and frameworks based on industry and governmental standards to align closely with DoD requirements, instructions, and guidance. Moreover, we are pursuing the necessary controls to support the Cybersecurity Maturity Model Certification (“CMMC”) program, DoD’s program to ensure members of the defense industrial base meet cybersecurity requirements for handling CUI and federal contract information. We believe we are well positioned to meet the requirements of the CMMC and are preparing for certification once the requirements are effective.

Item 2: Properties

We conduct manufacturing, engineering, sales and marketing, service, corporate administration and other operations in various leased and owned facilities throughout the world. We own approximately 1,210,000 square feet of office space and lease approximately 1,416,000 square feet of office space. We own our corporate headquarters in North Reading, Massachusetts, which is approximately 422,000 square feet. We also own an approximately 200,000 square foot building in Odense, Denmark for our Robotics operations. In 2025, we completed the purchase of an approximately 290,000 square foot building in Cebu, Philippines for Semiconductor Test production and initiated our fit out of our leased 68,000 square foot Robotics U.S manufacturing site in the Metro Detroit area. We believe our existing and planned facilities are adequate to meet our current and reasonably foreseeable requirements. We regularly evaluate our expected facility needs and periodically make adjustments based on these evaluations.

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

Item 4: Mine Safety Disclosure

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TER.” As of February 19, 2026, there were approximately 1,013 holders of record of shares of our common stock.

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information on the frequency and amounts of our quarterly cash dividends, equity compensation plans and performance graph.

The following table includes information with respect to repurchases we made of our common stock during the three months ended December 31, 2025 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
September 29, 2025 – October 26, 2025	642		$141.80		641	$785,712
October 27, 2025 – November 23, 2025	451		172.43		451	708,911
November 24, 2025 – December 31, 2025	93		179.59		93	691,363
	1,186	(1)	156.42	(1)	1,185

(1)
Includes approximately three thousand shares at an average price of $163.25 withheld from employees for the payment of taxes.

As of January 1, 2023, share repurchases net of share issuances are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred is included as part of the cost basis of shares repurchased in the Condensed Consolidated Statements of Stockholders' Equity.

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
•
robotics (“Robotics”) products; and
•
product test (“Product Test”) systems, which includes circuit-board test and inspection systems, wireless test systems photonic integrated circuit (“PIC”) test solutions, and defense and aerospace test instrumentation and systems.

The market for our test products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. A few customers drive sizable demand for our offerings both through direct sales and sales to the customer’s supply partners. We expect that sales of our test products will continue to be concentrated with a limited number of major customers for the foreseeable future.

In 2025, our Semiconductor Test segment achieved considerable growth driven by robust demand from Artificial Intelligence (“AI”) applications in networking and with vertically integrated producer (“VIP”) compute solutions. Memory test revenue remained stable despite a smaller overall market, supported by share gains in high bandwidth memory (“HBM”) and DRAM final test applications. The Semiconductor Test segment’s strategic shift toward AI-driven semiconductor testing resulted in AI related customer demand driving the majority of our revenue in the second half of 2025. Looking ahead to 2026, we expect AI related customer demand to continue to represent the bulk of our revenues in the first quarter. Our results reflect our focused investments in AI applications and VIP customers, with benefits from these initiatives materializing throughout 2025 and expected to continue in 2026. In the Product Test Group, we also achieved revenue growth in 2025, bolstered primarily by strength in defense and aerospace applications.

In our Robotics segment, the fourth quarter of 2025 represented the third consecutive quarter of sequential revenue growth. During the year, we aimed at strategic partnerships with original equipment manufacturers, systems integrators, and large enterprise accounts, concentrating on high-growth verticals such as ecommerce, logistics, semiconductor, and electronics. At the same time, we also reduced costs through restructuring activities designed to better position the Robotics organization for future success.

On January 29, 2026, we and MultiLane, a leading high-speed input/output (“I/O”) test and measurement company, announced an agreement to form a joint venture, MultiLane Test Products (“MLTP”). MLTP is being created to serve the growing demand from the AI Data Center equipment market by accelerating the development of test solutions for critical high speed data connections. Under the agreement, MultiLane will contribute all the assets related to its test and measurement business to the joint venture and we will invest approximately $157 million in exchange for 75% ownership of MLTP. This transaction is expected to close in the first half of 2026 and is subject to customary closing conditions.

On May 31, 2025, we acquired privately held Quantifi Photonics (“Quantifi”), a leader in PIC test solutions for a total purchase price of $127.2 million. This acquisition enables the delivery of scalable PIC test solutions and is included in our Product Test segment. Over time, we also intend to leverage the engineering expertise and technology to enhance functionality and create additional differentiation in our Semiconductor Test business, specifically with integration into our UltraFlexplus platform.

On January 31, 2025, we acquired Infineon Technologies AG's (“Infineon”) automated test equipment technology and associated development team (“AET”) based in Regensburg, Germany for a total purchase price of 17.6 million Euros, equivalent to $18.3 million. AET adds resources and expertise to our company and strengthens the relationship between us and this key customer. AET is included in our Semiconductor Test segment.

While revenues in our test businesses are predominantly in U.S. dollars, the majority of our Robotics revenue is denominated in foreign currencies. Strengthening of the U.S. dollar has, and will continue to, negatively affect Robotics revenue in 2025 and 2026, respectively.

Our capital allocation plan will continue to be focused on investing in organic and inorganic growth and returning cash to shareholders through share repurchases and dividends. During 2025, we completed the acquisitions of Quantifi and AET and additionally, we returned $778.4 million to shareholders through $702.1 million of share buybacks and $76.3 million of dividend payments.

Government Regulations

We are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, and other laws and regulations. Additionally, U.S. and foreign governmental authorities have taken, and may continue to take, administrative, legislative or regulatory action that could impact our operations. We believe that our operations are in material compliance with applicable trade regulations. The costs we incurred in complying with applicable trade regulations for the year ended December 31, 2025 were not material, however, compliance with these laws has limited our ability to compete in certain regions. It is possible that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have an material adverse effect on our future business or prospects.

For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see Part II - Item 1A “Risk Factors- Risks Related to Legal and Regulatory Compliance” included elsewhere in this Form 10-K.

Critical Accounting Estimates

We have identified the policies and estimates discussed below as critical to understanding our business and our results of operations and financial condition. The impact and any associated risks related to these estimates on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a full description of our accounting policies related to the below items refer to Note B: “Accounting Policies”, included in the Notes to Consolidated Financial Statements in this Annual Report.

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

Revenue Recognition

In accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), we recognize revenues, when or as control is transferred to a customer. Our determination of revenue requires judgment in the determination of performance obligations and allocation of the transaction price to performance obligations. We often sell bundled orders that include both product and services or multiple different products within the same order. We evaluate each of the deliverables to determine if it meets the definition of a performance obligation, which requires that it is capable of being distinct and distinct within the context of the contract. This determination is based on an assessment of contractual rights of the contract and the ability of the performance obligation to perform on its own or with readily available resources. In bundled transactions, we estimate the standalone selling price of each identified performance obligation and use that estimate to allocate the transaction price among said performance obligations. The estimated standalone selling price is determined using all information reasonably available to us, including standalone transactions, market information and other observable inputs.

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

In developing the expected return on U.S. Qualified Pension Plan (“U.S. Plan”) assets assumption, we evaluated input from our investment manager and pension consultants, including their forecast of asset class return expectations. We believe that 5.05% was an appropriate rate of return on assets to use for 2025. The December 31, 2025, asset allocation for our U.S. Plan was 94% invested in fixed income securities, 5% invested in equity securities, and 1% invested in other securities. Our investment manager regularly reviews the actual asset allocation and periodically rebalances the portfolio to ensure alignment with our target allocations.

The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the FTSE Pension Index adjusted for the U.S. Plan’s expected cash flows and was 5.30% at December 31, 2025, down from 5.45% at December 31, 2024. We estimate that in 2026 we will recognize approximately $0.1 million of pension income for the U.S. Plan. The U.S. Plan pension income estimate for 2026 is based on a 5.30% discount rate and a 5.10% return on assets. Future pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans.

Goodwill, Intangible and Long-Lived Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is assessed for impairment at the reporting unit level annually during the fourth quarter of each fiscal year, as of December 31, or more frequently if we believe indicators of impairment exist. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. For our annual impairment assessment, we have the option to evaluate qualitative factors such as industry and market conditions, and entity specific financial performance and events, including changes in management, strategy and key customers. If based on our qualitative assessment it is more likely than not that the fair value of the reporting unit is less than its carry amount, we are required to perform quantitative impairment testing. If necessary, an impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.

Intangible assets acquired through a business combination typically consist of developed technologies, customer relationships, and trademarks and trade names. Long-lived assets primarily consist of property and equipment and operating lease right-of-use assets. We engage third-party valuation specialists to assist us with the initial measurement of the fair value of acquired intangible assets. We evaluate the recoverability of intangible assets and long-lived assets whenever events and changes in circumstances, such as reductions in demand or significant economic slowdowns, indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the future undiscounted cash flows of the related asset group are compared to its carrying value. If necessary, the net book value of the underlying asset is adjusted to fair value as indicated by the sum of the expected discounted cash flows. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows.

The impairment assessment of goodwill, intangible assets and long-lived assets involves critical estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions may include projected revenue growth rates, projected earnings before interest, taxes, depreciation, and amortization margins, discount rate, and comparable market multiples, specifically revenue multiples. Any changes in key assumptions could impact the result of the impairment assessment.

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

Business Combinations

We recognize tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed cash flow valuations that use information and assumptions provided by management, for example, revenue growth rates, customer attrition rates, and discount rate. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. The assumptions used in the valuations for our acquisitions may differ materially from actual results depending on performance of the acquired businesses and other factors. While we believe the assumptions used were appropriate, different assumptions in the valuation of assets acquired and liabilities assumed could have a material impact on the timing and extent of impact on our statements of operations. Goodwill is assigned to reporting units as of the date of the related acquisition.

Results of Operations

Information pertaining to fiscal year 2023 results of operations, including a year-to-year comparison against fiscal year 2024, was included in our Annual Report on Form 10-K for the year ended December 31, 2024 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on February 20, 2025. This information is incorporated by reference herein.

The following table sets forth the percentage of total net revenues included in our consolidated statements of operations:

	Years Ended December 31,
	2025	2024
Percentage of revenues:
Revenues:
Products	83.4%	81.4%
Services	16.6	18.6
Total revenues	100.0	100.0
Cost of revenues:
Cost of products	35.6	34.1
Cost of services	6.2	7.4
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	41.8	41.5
Gross profit	58.2	58.5
Operating expenses:
Selling and administrative	20.3	21.9
Engineering and development	15.8	16.3
Acquired intangible assets amortization	0.5	0.7
Restructuring and other	1.2	0.6
Gain on sale of business	—	(2.0)
Total operating expenses	37.8	37.4
Income from operations	20.4	21.1
Non-operating (income) expenses:
Interest income	(0.5)	(0.9)
Interest expense	0.2	0.1
Other (income) expense, net	0.2	0.2
Income before income taxes and equity in net earnings of affiliate	20.5	21.6
Income tax provision	2.5	2.1
Income before equity in net earnings of affiliate	18.0	19.5
Equity in net earnings of affiliate	(0.6)	(0.3)
Net income	17.4%	19.2%

Revenues

Revenues for our reportable segments were as follows:

	2025	2024	Dollar Change
	(in millions)
Semiconductor Test	$2,523.7	$2,123.9	$399.8
Product Test	358.0	331.1	26.9
Robotics	308.3	364.8	(56.5)
	$3,190.0	$2,819.9	$370.1

The increase in Semiconductor Test revenues of $399.8 million, or 18.8%, was driven primarily by higher sales in compute related to artificial intelligence applications and in Integrated System Test primarily related to system level testers. The decrease in Robotics revenues of $56.5 million, or 15.5%, was primarily due to lower sales of collaborative robotic arms and autonomous mobile robots. The increase in Product Test revenues of $26.9 million, or 8.1%, was primarily due to higher sales of defense and aerospace testing systems.

Our reportable segments accounted for the following percentages of consolidated revenues:

	2025	2024
Semiconductor Test	79%	75%
Product Test	11	12
Robotics	10	13
	100%	100%

Revenues by country as a percentage of total revenues were as follows (1):

	2025	2024
Taiwan	36%	21%
China	14	13
Korea	14	25
United States	11	13
Europe	7	9
Malaysia	3	2
Singapore	3	3
Philippines	3	2
Thailand	2	2
Japan	2	6
Rest of the World	4	4
	100%	100%

(1)
Revenues attributable to a country are based on the location of the customer site.

The breakout of product and service revenues was as follows:

	2025	2024	Dollar Change
	(in millions)
Product revenues	$2,660.2	$2,294.9	$365.3
Service revenues	529.8	524.9	4.9
	$3,190.0	$2,819.9	$370.2

Our product revenues increased $365.3 million, or 15.9%, driven primarily by higher sales in compute related to artificial intelligence applications and in Integrated System Test primarily related to system level testers.

In 2025 and 2024, our five largest direct customers in aggregate accounted for 44% and 36% of our consolidated revenues, respectively. See Note V: “Segment, Geographic, and Significant Customer Information” for additional discussion of significant customer concentrations.

Gross Profit

	2025	2024	2024-2025 Dollar / Point Change
	(in millions)
Gross profit	$1,857.3	$1,648.9	$208.4
Percent of total revenues	58.2%	58.5%	(0.3)

Gross profit as a percent of total revenues decreased by 0.3 points, primarily due to product mix.

The breakout of product and service gross profit was as follows:

	2025	2024	2024-2025 Dollar / Point Change
	(in millions)
Product gross profit	$1,524.2	$1,334.0	$190.2
Percent of product revenues	57.3%	58.1%	(0.8)
Service gross profit	$333.2	$314.9	$18.3
Percent of service revenues	62.9%	60.0%	2.9

Product revenues gross profit percentage decreased by 0.8 points primarily due to product mix. Service revenues gross profit percentage increased by 2.9 points primarily in Semiconductor Test as a result of the sale of the DIS business on May 27, 2024.

During the year ended December 31, 2025, we recorded an inventory provision of $25.8 million included in cost of revenues, primarily due to downward revisions to previously forecasted demand levels for certain products. Of the $25.8 million of total excess and obsolete provisions, $17.5 million was related to Semiconductor Test, $6.0 million was related to Robotics, and $2.2 million was related to Product Test.

During the year ended December 31, 2024, we recorded an inventory provision of $18.9 million included in cost of revenues, primarily due to downward revisions to previously forecasted demand levels for certain products. Of the $18.9 million of total excess and obsolete provisions, $13.6 million was related to Semiconductor Test, $2.3 million was related to Robotics, and $3.1 million was related to Product Test.

During the years ended December 31, 2025, and 2024, we scrapped $11.8 million and $10.6 million of inventory, respectively, and sold $3.6 million and $2.2 million of previously written-down or written-off inventory, respectively. As of December 31, 2025, we had inventory related reserves for amounts which had been written-down or written-off totaling $151.8 million. We have no pre-determined timeline to scrap the remaining inventory.

Selling and Administrative

Selling and administrative expenses were as follows:

	2025	2024	2024-2025 Change
	(in millions)
Selling and administrative	$648.9	$617.0	$31.8
Percent of total revenues	20.3%	21.9%

The increase of $31.8 million in selling and administrative expenses was primarily due to higher spending in Semiconductor Test partially offset by lower spending in Robotics.

Engineering and Development

Engineering and development expenses were as follows:

	2025	2024	2024-2025 Change
	(in millions)
Engineering and development	$504.6	$460.9	$43.7
Percent of total revenues	15.8%	16.3%

The increase of $43.7 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test partially offset by lower spending in Robotics.

Restructuring and Other

During the year ended December 31, 2025, we recorded $29.4 million of severance charges, $24.3 million of which is related to the Robotics restructuring which impacted approximately 400 employees, $1.8 million of which was related to Product Test and $1.6 million of which was related to Semiconductor Test. During the year ended December 31, 2025, we made $15.3 million of Robotics severance payments. We expect all Robotics severance payments to be made prior to the end of the third quarter of 2026. Additionally, we recorded $4.9 million of asset impairment expenses and $2.3 million of acquisition and divestiture expenses.

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

Interest and Other

	2025	2024	Dollar Change
	(in millions)
Interest income	$(15.7)	$(24.8)	$9.1
Interest expense	6.8	3.6	3.2
Other (income) expense, net	5.6	5.9	(0.3)

Interest income decreased by $9.1 million primarily due to lower interest rates and a reduced cash balance compared to 2024. Interest expense increased by $3.2 million primarily due to borrowing from the credit facility during 2025.

Income Before Income Taxes and Equity in Net Earnings of Affiliate

	2025	2024	2024-2025 Change
	(in millions)
Semiconductor Test	$700.7	$558.2	$142.5
Product Test	60.7	65.7	(5.0)
Robotics	(99.4)	(77.6)	(21.8)
Corporate and Eliminations (1)	(8.8)	62.7	(71.5)
	$653.3	$609.1	$44.2

(1)
Included in Corporate and Eliminations are gain on sale of business, interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), acquisition and divestiture related expenses, legal and environmental fees, contract termination settlement charge, and modification of outstanding equity awards.

The increase in income before income taxes and equity in net earnings of affiliate in Semiconductor Test was driven primarily by higher sales in compute related to artificial intelligence applications and in Integrated System Test primarily related to system level testers, partially offset by higher spending in selling and administrative and engineering and development. The decrease in income before income taxes and equity in net earnings of affiliate in Robotics was primarily due to lower sales of collaborative robotic arms, partially offset by lower operating expenses. The change in income before income taxes and equity in net earnings of affiliate in Corporate and Eliminations was primarily due to the sale of the DIS business on May 27, 2024.

Income Taxes

Income tax expense for 2025 and 2024 totaled $79.3 million and $59.5 million, respectively. The effective tax rate for 2025 and 2024 was 12.1% and 9.8%, respectively. The increase in the effective tax rate from the year ended December 31, 2024, to the year ended December 31, 2025, is primarily attributable to decreases in benefits related to reserves for uncertain tax positions, foreign tax credits and U.S. research and development tax credits. This increase was partially offset by a shift in the geographic distribution of income which resulted in a reduction of income in higher tax rate jurisdictions.

We qualify for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2025, and 2024 were $21.6 million or $0.14 per diluted share and $17.1 million or $0.10 per diluted share, respectively. In December 2025, we entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2025. The new tax holiday is scheduled to expire on December 31, 2035.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA, P.L. 119-21) was enacted, introducing significant changes to U.S. federal income tax law. Key provisions include the permanent extension of 100% bonus depreciation, immediate expensing of research and experimental expenditures, and modifications to the deduction for business interest expense. The OBBBA also reduces the deduction rates for taxation of foreign income and taxation of income from export sales. The OBBBA did not have a material impact on the consolidated financial statements for the year ended December 31, 2025.

On January 5, 2026, the Organisation for Economic Co-operation and Development (OECD/G20) Inclusive Framework released a 'side-by-side' arrangement that provides a safe harbor for U.S.-headquartered multinationals, effectively recognizing the U.S. tax system as complying with the Pillar Two GloBE rules for fiscal years beginning on or after January 1, 2026. Under this agreement, we expect our U.S. parented group and our foreign subsidiaries to be exempt from the Income Inclusion Rule (IIR) and the Undertaxed Profits Rule (UTPR) in foreign jurisdictions that adopt this safe harbor. While we do not anticipate material top-up taxes under the IIR and UTPR due to this agreement, we continue to monitor the implementation of Qualified Domestic Minimum Top-up Taxes (QDMTTs) in foreign jurisdictions, which remain unaffected by the side-by-side agreement.

Capital Resources and Material Cash Requirement

Sources of Liquidity

	2025	2024	2024-2025 Change
.	(in millions)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	293.8	553.4	(259.6)
Short-term marketable securities	28.2	46.3	(18.1)
Long-term marketable securities	126.3	124.1	2.1
Total cash, cash equivalents and marketable securities:	$448.3	$723.8	$(275.5)

Short-term debt	$200.0	$—	$200.0

Our cash, cash equivalents and marketable securities balance decreased by $275.5 million in 2025 to $448.3 million. Cash decreased primarily due to stock repurchases in the amount of $702.1 million and acquisitions of businesses in the amount of $144.4 million, partially offset by operating cash proceeds.

Our Third Amended and Restated Revolving Credit Agreement, amended as of November 7, 2023 (the “Credit Agreement”) provides a six-year, senior secured revolving credit facility of $750.0 million (the “Credit Facility”). During 2025, we borrowed a combined $250.0 million under the Credit Agreement to fund our capital allocation strategy, of which $200.0 million was outstanding as of year-end. The Credit Agreement is set to expire on December 10, 2026. See Note L: “Debt” for more information regarding our Credit Agreement. As of February 19, 2026, we were in compliance with all covenants under the Credit Agreement.

Cash Flows

	December 31, 2025	December 31, 2024	2024-2025 Change
	(in millions)
Net cash (used for) provided by:
Operating activities	674,415	672,176	2,239
Investing activities	(368,617)	(622,342)	253,725
Financing activities	(562,250)	(251,767)	(310,483)
Effects of exchange rate changes on cash and cash equivalents	(3,151)	(2,284)	(867)
Net increase (decrease) in cash and cash equivalents	$(259,603)	$(204,217)	$(55,386)

Net change in operating assets and liabilities, net of businesses acquired	(72,509)	23,876	(96,385)

Operating Activities

Operating activities during 2025 provided cash of $674.4 million. Changes in operating assets and liabilities, net of businesses acquired used $72.5 million due to a $340.6 million increase in operating assets and a $268.1 million increase in operating liabilities. The increase in operating assets was primarily due to increases in accounts receivable of $305.6 million. The increase in operating liabilities was primarily due to increases in accounts payable and other liabilities of $208.8 million.

Operating activities during 2024 provided cash of $672.2 million. Changes in operating assets and liabilities used cash of $23.9 million. This was due to a $75.5 million decrease in operating assets and a $51.6 million decrease in operating liabilities. The decrease in operating assets was primarily due to a decrease in other assets of $119.5 million, partially offset by a $52.7 million increase in accounts receivable. The decrease in operating liabilities was primarily due to a $48.2 million decrease in accounts payable.

Investing Activities

Investing activities during 2025 included $224.0 million used for purchases of property, plant, and equipment, $144.4 million used for acquisition of businesses, net of cash and cash equivalents acquired, $33.0 million used for purchases of marketable securities, and $25.5 million used for purchase of investment in a business, partially offset by $49.0 million provided by proceeds from maturities of marketable securities and $9.3 million provided by proceeds from sales of marketable securities.

Investing activities during 2024 included $532.1 million used for investments in businesses, $198.1 million used for purchases of property, plant and equipment, and $45.8 million used for purchases of marketable securities, partially offset by $90.3 million in proceeds from the sale of a business, $38.4 million and $24.0 million in proceeds from the maturities and sales of marketable securities, respectively, and $0.9 million in proceeds from life insurance.

Financing Activities

Financing activities during 2025 included $702.1 million used for repurchase of common stock, $76.3 million used for dividend payments, and $15.7 million used for payments related to net settlement of employee stock compensation awards, partially offset by net proceeds from borrowings on revolving credit facility of $200.0 million and $31.9 million from issuance of common stock under stock purchase and stock option plans.

Financing activities during 2024 included $198.6 million used for the repurchase of common stock, $76.4 million used for dividend payments, and $14.1 million used for payments related to net settlement of employee stock compensation awards, partially offset by $37.3 million from the issuance of common stock under employee stock purchase and stock option plans.

Material Cash Requirements

In January 2025, May 2025, August 2025 and November 2025, our Board of Directors declared a quarterly cash dividend of $0.12 per share. Total dividend payments in 2025 were $76.3 million. In January 2024, May 2024, August 2024 and November 2024, our Board of Directors declared a quarterly cash dividend of $0.12 per share. Total dividend payments in 2024 were $76.4 million.

In January 2023, our Board of Directors approved a repurchase program for up to $2.0 billion of common stock. In 2025, we repurchased 6.3 million shares of common stock for $702.1 million, which excludes related excise tax, at an average price of $112.21 per share. In 2024, we repurchased 1.7 million shares of common stock for $198.6 million, which excludes related excise tax, at an average price of $114.63 per share. The cumulative repurchases as of December 31, 2025, under the 2023 repurchase program, were 12.0 million shares of common stock for $1,297.3 million, which excludes related excise tax, at an average price per share of $109.38.

In January 2026, our Board of Directors declared a quarterly cash dividend of $0.13 per share to be paid on March 13, 2026 to shareholders of record as of February 13, 2026.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

At December 31, 2025, our future contractual obligations were related to debt, leases, retirement plan liabilities, deferred tax benefits, and purchase obligations. See Note L: “Debt,” Note K: “Leases,” Note R: “Retirement Plans,” and Note U: “Income Taxes” of Notes to Consolidated Financial Statements in this Annual Report for information about those obligations, which Notes are incorporated by reference into this section. Our purchase obligations were approximately $1,473.0 million, with $1,415.1 million expected to be paid within twelve months.

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

For the year ended December 31, 2025, our pension expense, which includes the U.S. Qualified Pension Plan (“U.S. Plan”), certain qualified plans for non-U.S. subsidiaries, and a U.S. Supplemental Executive Defined Benefit Plan, was approximately $4.3 million. Pension expense is calculated based upon a number of actuarial assumptions. Discount rate and expected return on assets are two assumptions which are important elements of pension plan expense and asset/liability measurement. We evaluate our discount rate and expected rate of return on assets assumptions annually on a plan and country specific basis. We evaluate other assumptions related to demographic factors, such as retirement age, mortality and turnover periodically, and update them to reflect our experience and expectations for the future.

In developing the expected return on U.S. Plan assets assumption, we evaluated input from our investment manager and pension consultants, including their forecast of asset class return expectations. We believe that 5.05% was an appropriate rate of return on assets to use for 2025. The December 31, 2025, asset allocation for our U.S. Plan was 94.0% invested in fixed income securities, 5% invested in equity securities, and 1% invested in other securities. Our investment manager regularly reviews the actual asset allocation and periodically rebalances the portfolio to ensure alignment with our target allocations.

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

The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the FTSE Pension Index adjusted for the U.S. Plan’s expected cash flows and was 5.30% at December 31, 2025, down from 5.45% at December 31, 2024. We estimate that in 2026 we will recognize approximately $0.1 million of pension income for the U.S. Plan. The U.S. Plan pension income estimate for 2026 is based on a 5.30% discount rate and a 5.10% return on assets. Future pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans.

As of December 31, 2025, our pension plans had no unrecognized pension prior service cost.

The assets of the U.S. Plan consist substantially of fixed income securities. U.S. Plan assets have decreased from $81.4 million at December 31, 2024 to $80.6 million at December 31, 2025, while the U.S. Plan’s liability decreased from $69.4 million at December 31, 2024 to $68.6 million at December 31, 2025.

Our funding policy is to make contributions to our pension plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2025, we made contributions of $3.3 million to the U.S. supplemental executive defined benefit pension plan, and $1.2 million to certain qualified plans for non-U.S. subsidiaries. In 2026, we expect to contribute approximately $3.6 million to the U.S. supplemental executive defined benefit pension plan. Contributions to be made in 2026 to certain qualified plans for non-U.S. subsidiaries are based on local statutory requirements and are estimated at approximately $1.7 million.

Equity Compensation Plans

As of December 31, 2025, our stockholders have approved two equity compensations plans under which equity securities are authorized for issuance: our 1996 Employee Stock Purchase Plan (the “ESPP”), as discussed in Note S: “Stock-Based Compensation” in Notes to Consolidated Financial Statements, as well as our Equity and Cash Compensation Incentive Plan (the “Equity Plan”). The plans were initially approved by our stockholders on March 19, 1996 and May 12, 2006, respectively, and most recently approved as amended on May 7, 2021, and May 12, 2025, respectively.

Under the ESPP and the Equity Plan, as amended, our stockholders have approved an aggregate of 33.4 million and 32.0 million shares, respectively, issuable thereunder. At our annual meeting of stockholders held May 9, 2025, our stockholders approved an amendment and restatement of the Equity Plan. The amendments, among other changes, renamed the plan to the “Equity and Cash Compensation Incentive Plan,” eliminated the then-current term end date of May 12, 2025, and added a provision that incentive stock options may not be granted without shareholder approval following the ten-year anniversary of the Board’s approval of the amended Equity Plan, which is March 24, 2035.

The following table presents information about these plans as of December 31, 2025 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column one) (2)
Equity plans approved by shareholders	1,798	$108.00	6,227

(1)
Includes 1,634,922 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)
Consists of 3,050,235 securities available for issuance under the 2006 Equity Plan and 3,176,598 of securities available for issuance under the Employee Stock Purchase Plan.

The purpose of the 2006 Equity Plan is to motivate employees, officers and directors by providing equity ownership and compensation opportunities in Teradyne. The aggregate number of shares available under the 2006 Equity Plan as of December 31, 2025, was 3,050,235 shares of our common stock. The 2006 Equity Plan authorizes the grant of stock-based awards in the form of (1) non-qualified and incentive stock options, (2) stock appreciation rights, (3) restricted stock awards and restricted stock unit awards, (4) phantom stock, and (5) other stock-based awards. Awards may be tied to time-based vesting schedules and/or performance-based vesting measured by reference to performance criteria chosen by the Compensation Committee of the Board of Directors, which administers the 2006 Equity Plan. Awards may be made to any employee, officer, consultant and advisor of Teradyne and our subsidiaries, as well as to our directors. The maximum number of shares of stock-based awards that may be granted to one participant during any one fiscal year is 2,000,000 shares of common stock.

As of December 31, 2025, total unrecognized compensation expense related to non-vested restricted stock units and options was $97.3 million and is expected to be recognized over a weighted average period of 2.6 years.

Comparative Stock Performance Graph

The following graph compares the change in our cumulative total shareholder return in our common stock with (i) the Standard & Poor’s 500 Index and (ii) the Morningstar Global Semiconductor Equipment & Materials GR USD Industry Group. The comparison assumes $100.00 was invested on December 31, 2020 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Historic stock price performance is not necessarily indicative of future price performance.

Recently Issued Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note C: “Recently Issued Accounting Pronouncements,” of this Form 10-K.

Item 7A: Quantitative and Qualitative Disclosures about Market Risks

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, forward currency contracts and accounts receivable. Our cash equivalents consist primarily of money market funds invested in U.S. Treasuries and government agencies. Our fixed income available-for-sale marketable securities have a minimum rating of AA by one or more of the major credit rating agencies. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable. As of December 31, 2025, two customers primarily of our Semiconductor Test segment accounted for approximately 22% and 20%, respectively, of our accounts receivable balance. As of December 31, 2024, two customers of our Semiconductor Test segment each accounted for 10% of our accounts receivable balance.

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

On January 13, 2025, we entered into a forward to buy 23.7 million Euros which expired on February 3, 2025. On November 7, 2023, in connection with our agreement to acquire 10% investment in Technoprobe S.p.A, we purchased a call option to buy 481.0 million Euros, which expired in April 2024. On April 12, 2024, we entered into a forward to buy 481.0 million Euros, which expired on May 23, 2024.

We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2025, and 2024, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk Management

We are exposed to potential losses due to changes in interest rates. Our interest rate exposure is primarily related to short-term and long-term marketable securities.

In order to estimate the potential loss due to interest rate risk, a fluctuation in interest rates of 25 basis points was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. The potential change in the fair value from changes in interest rates is immaterial as of December 31, 2025, and 2024.

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teradyne, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Teradyne, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of convertible common shares and shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Certain Products Revenue

As described in Note B to the consolidated financial statements, for transactions that do not meet the criteria for over time recognition, the Company recognizes revenue for products at a point in time when shipped or delivered based on contractual terms. The transaction price is the amount of consideration the Company expects to be entitled to in exchange for such products, which is generally at contractually stated prices. The Company’s total products revenue was $2.7 billion for the year ended December 31, 2025, of which a majority relates to certain products revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain products revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition for certain of the Company’s products revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition process for certain products revenue. These procedures also included, among others (i) testing the revenue recognized for a sample of certain products revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, and proof of shipment or delivery; (ii) testing the timing of revenue recognized for a sample of certain products revenue transactions that occurred near period end by obtaining and inspecting source documents, such as purchase orders, invoices, and proof of shipment or delivery; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts.

Annual Goodwill Impairment Assessment – Robotics Reporting Unit

As described in Notes B and N to the consolidated financial statements, the Company’s goodwill balance was $521.0 million as of December 31, 2025, and the goodwill associated with the Robotics reporting unit was $416.4 million. Management assesses goodwill for impairment at least annually in the fourth quarter, as of December 31, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As disclosed by management, potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. In performing the quantitative goodwill impairment test, management determines the fair value of a reporting unit using the results derived from an income approach and a market approach, equally weighting the fair value determined under each approach. Under the income approach, determining fair value for the Robotics reporting unit required the use of significant judgment by management and included assumptions relating to projected revenue growth rates, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and discount rates. Under the market approach, management estimated the fair value of the Robotics reporting unit by utilizing the market comparable method which is based on revenue multiples from comparable companies.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Robotics reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Robotics reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, projected EBITDA margins, and the discount rate used in the income approach and revenue multiples from comparable companies used in the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Robotics reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Robotics reporting unit; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth rates, projected EBITDA margins, and the discount rate used in the income approach and revenue multiples from comparable companies used in the market approach. Evaluating management’s assumptions related to projected revenue growth rates and projected EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Robotics reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the discount rate and revenue multiples from comparable companies assumptions.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 19, 2026

We have served as the Company’s auditor since 1968.

TERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$293,751	$553,354
Marketable securities	28,247	46,312
Accounts receivable, less allowance for credit losses of $2,410 and $2,111 at December 31, 2025 and December 31, 2024, respectively	786,913	471,426
Inventories, net	379,552	298,492
Prepayments	427,564	429,086
Other current assets	33,273	17,727
Total current assets	1,949,300	1,816,397
Property, plant and equipment, net	562,999	508,171
Operating lease right-of-use assets, net	76,635	70,185
Marketable securities	126,256	124,121
Deferred tax assets	275,265	222,438
Retirement plans assets	12,059	11,994
Equity method investment	537,098	494,494
Other assets	71,697	49,620
Acquired intangible assets, net	51,271	15,927
Goodwill	521,019	395,367
Total assets	$4,183,599	$3,708,714
LIABILITIES
Current liabilities:
Accounts payable	$269,185	$134,792
Accrued employees’ compensation and withholdings	254,973	204,991
Deferred revenue and customer advances	153,124	107,710
Other accrued liabilities	111,845	90,777
Operating lease liabilities	19,340	18,699
Short-term debt	200,000	—
Income taxes payable	106,740	67,610
Total current liabilities	1,115,207	624,579
Retirement plans liabilities	144,874	133,338
Long-term deferred revenue and customer advances	50,888	40,505
Deferred tax liabilities	5,378	1,038
Long-term other accrued liabilities	7,601	7,442
Long-term operating lease liabilities	63,899	57,922
Long-term income taxes payable	—	24,596
Total liabilities	1,387,847	889,420
Commitments and contingencies (Note O)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 156,088 and 161,722 shares issued and outstanding at December 31, 2025, and December 31, 2024, respectively	19,511	20,215
Additional paid-in capital	1,989,911	1,909,538
Accumulated other comprehensive loss	41,895	(81,220)
Retained earnings	744,435	970,761
Total shareholders’ equity	2,795,752	2,819,294
Total liabilities and shareholders’ equity	$4,183,599	$3,708,714

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
	(in thousands, except per share amount)
Revenues:
Products	$2,660,190	$2,294,935	$2,096,286
Services	529,834	524,945	580,012
Total revenues	3,190,024	2,819,880	2,676,298
Cost of revenues:
Cost of products	1,136,026	960,888	882,892
Cost of services	196,653	210,065	256,658
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	1,332,679	1,170,953	1,139,550
Gross profit	1,857,345	1,648,927	1,536,748
Operating expenses:
Selling and administrative	648,874	617,047	577,315
Engineering and development	504,596	460,876	418,089
Acquired intangible assets amortization	15,270	18,764	18,999
Restructuring and other	38,554	15,571	21,277
Gain on sale of business	—	(57,119)	—
Total operating expenses	1,207,294	1,055,139	1,035,680
Income from operations	650,051	593,788	501,068
Non-operating (income) expenses:
Interest income	(15,696)	(24,772)	(27,348)
Interest expense	6,846	3,587	3,806
Other (income) expense, net	5,641	5,887	(962)
Income before income taxes and equity in net earnings of affiliate	653,260	609,086	525,572
Income tax provision	79,299	59,503	76,820
Income before equity in net earnings of affiliate	573,961	549,583	448,752
Equity in net earnings of affiliate	(19,914)	(7,211)	—
Net income	$554,047	$542,372	$448,752
Net income per common share:
Basic	$3.48	$3.41	$2.91
Diluted	$3.47	$3.32	$2.73
Weighted average common shares—basic	159,119	159,083	154,310
Weighted average common shares—diluted	159,719	163,314	164,304

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$554,047	$542,372	$448,752
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, and $0, respectively	122,617	(52,847)	17,407
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $255, $(470), and $568, respectively	1,147	(1,699)	2,423
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $27, $24, and $12, respectively	89	86	44
	1,236	(1,613)	2,467
Cash flow hedges:
Unrealized (losses) gains arising during period, net of tax of $(109), $593, and $1,537, respectively	(381)	2,100	5,464
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $(100), $(527), and $(686), respectively	(350)	(1,875)	(2,441)
	(731)	225	3,023
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $(2), $(2), and $(2), respectively	(7)	(7)	(7)
Other comprehensive income (loss)	123,115	(54,242)	22,890
Comprehensive income	$677,162	$488,130	$471,642

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE COMMON SHARES AND SHAREHOLDERS' EQUITY

	Shareholders’ Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Shareholders’ Equity

Year Ended December 31, 2022	155,759	$19,470	$1,755,963	$(49,868)	$725,729	2,451,294
Net issuance of common stock under stock-based plans	848	106	13,371			13,477
Stock-based compensation expense			57,940			57,940
Repurchase of common stock	(3,909)	(489)			(400,040)	(400,529)
Cash dividends ($0.44 per share)					(67,927)	(67,927)
Settlements of convertible notes	1,072	133	(133)			—
Exercise of convertible notes hedge call options	(1,072)	(133)	133			—
Net income					448,752	448,752
Other comprehensive income (loss)				22,890		22,890
Year Ended December 31, 2023	152,698	$19,087	$1,827,274	$(26,978)	$706,514	$2,525,897
Net issuance of common stock under stock-based plans	728	91	23,137			23,228
Stock-based compensation expense			60,397			60,397
Warrant exercises	10,036	1,254	(1,270)			(16)
Repurchase of common stock	(1,740)	(217)			(201,666)	(201,883)
Cash dividends ($0.48 per share)					(76,459)	(76,459)
Net income					542,372	542,372
Other comprehensive income (loss)				(54,242)		(54,242)
Year Ended December 31, 2024	161,722	$20,215	$1,909,538	$(81,220)	$970,761	$2,819,294
Net issuance of common stock under stock-based plans	682	85	16,074			16,159
Stock-based compensation expense			64,299			64,299
Repurchase of common stock	(6,316)	(789)			(704,025)	(704,814)
Cash dividends ($0.48 per share)					(76,348)	(76,348)
Net income					554,047	554,047
Other comprehensive income (loss)				123,115		123,115
Year Ended December 31, 2025	156,088	$19,511	$1,989,911	$41,895	$744,435	$2,795,752

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income	$554,047	$542,372	$448,752
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	111,445	100,977	92,118
Stock-based compensation	63,999	60,122	57,682
Equity in net earnings of affiliate	19,914	7,211	—
Losses (gains) on investments	(5,420)	10,056	(14,915)
Provision for excess and obsolete inventory	25,782	18,922	28,358
Amortization	16,536	18,764	18,768
Loss (gain) on sale of business	—	(57,119)	—
Deferred taxes	(52,067)	(46,360)	(37,642)
Retirement plan actuarial losses (gains)	683	(4,355)	2,703
Other	12,005	(2,290)	(955)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(305,601)	(52,659)	70,977
Inventories	(28,424)	8,707	5,327
Prepayments and other assets	(6,591)	119,454	(43,101)
Accounts payable and other liabilities	208,848	(54,386)	46,782
Deferred revenue and customer advances	52,626	12,176	(57,210)
Retirement plans contributions	(8,483)	(5,814)	(5,492)
Income taxes	15,116	(3,602)	(26,921)
Net cash provided by operating activities	674,415	672,176	585,231
Cash flows from investing activities:
Purchases of property, plant and equipment	(224,009)	(198,095)	(159,642)
Acquisition of businesses, net of cash and cash equivalents acquired	(144,380)	—	—
Purchase of investment in a business	(25,519)	(532,060)	—
Purchases of marketable securities	(32,999)	(45,796)	(161,906)
Issuance of convertible loan	—	—	(5,000)
Proceeds from the sale of a business, net of cash and cash equivalents sold	—	90,348	—
Proceeds from maturities of marketable securities	48,951	38,353	85,042
Proceeds from sales of marketable securities	9,339	24,035	61,401
Proceeds from insurance	—	873	460
Net cash used for investing activities	(368,617)	(622,342)	(179,645)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	250,000	185,000	—
Repayments of borrowings on revolving credit facility	(50,000)	(185,000)	—
Dividend payments	(76,313)	(76,423)	(67,878)
Repurchase of common stock	(702,095)	(198,574)	(397,241)
Payments related to net settlement of employee stock compensation awards	(15,702)	(14,100)	(20,788)
Payments of convertible debt principal	—	—	(50,264)
Issuance of common stock under stock purchase and stock option plans	31,860	37,330	34,259
Net cash used for financing activities	(562,250)	(251,767)	(501,912)
Effects of exchange rate changes on cash and cash equivalents	(3,151)	(2,284)	(876)
Decrease increase in cash and cash equivalents	(259,603)	(204,217)	(97,202)
Cash and cash equivalents at beginning of year	553,354	757,571	854,773
Cash and cash equivalents at end of year	$293,751	$553,354	$757,571
Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$3,164	$767	$296
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$3,471	$3,893	$2,735

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
•
robotics (“Robotics”) products; and
•
product test (“Product Test”) systems, which include circuit-board test and inspection systems, wireless test systems photonic integrated circuit (“PIC”) test solutions, and defense and aerospace test instrumentation and systems.

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

Revenue Recognition

Revenue from Contracts with Customers

In accordance with Accounting Standards Codification (“ASC”) 606, Teradyne recognizes revenues, when or as control is transferred to a customer. Teradyne’s determination of revenue is dependent upon a five-step process outlined below.

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

Performance Obligations

Products

Teradyne products consist primarily of test systems and instruments and robotics products. Teradyne’s hardware is typically recognized at a point in time upon transfer of control to the customer.

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

As of December 31, 2025, and 2024, deferred revenue and customer advances consisted of the following and are included in the short and long-term deferred revenue and customer advances:

	2025	2024
	(in thousands)
Maintenance, service and training	$62,337	$58,473
Customer advances, undelivered elements and other	85,762	48,118
Extended warranty	55,913	41,624
Total deferred revenue and customer advances	$204,012	$148,215

Product Warranty

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities:

Amount
(in thousands)
Balance at December 31, 2022	$14,181
Accruals for warranties issued during the period	21,644
Accruals related to pre-existing warranties	(1,576)
Settlements made during the period	(18,551)
Balance at December 31, 2023	15,698
Accruals for warranties issued during the period	11,315
Accruals related to pre-existing warranties	(1,078)
Settlements made during the period	(12,973)
Balance at December 31, 2024	12,962
Accruals for warranties issued during the period	24,020
Accruals related to pre-existing warranties	(291)
Settlements made during the period	(17,541)
Balance at December 31, 2025	$19,150

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances:

Amount
(in thousands)
Balance at December 31, 2022	$56,180
Deferral of new extended warranty revenue	14,330
Recognition of extended warranty deferred revenue	(35,613)
Balance at December 31, 2023	34,897
Deferral of new extended warranty revenue	29,990
Recognition of extended warranty deferred revenue	(23,263)
Balance at December 31, 2024	41,624
Deferral of new extended warranty revenue	39,433
Recognition of extended warranty deferred revenue	(25,144)
Balance at December 31, 2025	$55,913

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

Teradyne sells certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. Teradyne accounts for these transactions as sales of receivables and presents cash proceeds as a cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $43.4 million and $129.0 million during 2025 and 2024, respectively. Factoring fees for the sales of receivables are recorded in interest expense and are not material.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the twelve months ended December 31, 2025, and 2024.

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

Prepayments

Prepayments consist of the following:

	2025	2024
	(in thousands)
Contract manufacturer and supplier prepayments	$364,170	$365,875
Prepaid maintenance and other services	16,662	22,176
Prepaid taxes	9,861	22,211
Other prepayments	36,871	18,824
Total prepayments	$427,564	$429,086

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

Business Combinations

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

Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues, engineering and development, and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. The net book value of internally manufactured test systems sold in the years ended December 31, 2025, 2024, and 2023 was $25.2 million, $4.0 million, and $2.8 million, respectively.

Debt

Under ASC 470 Debt, Teradyne records all borrowings as short-term or long-term debt in the condensed consolidated balance sheet in accordance with Teradyne's ability and intent to repay the debt, as well as the contractual due date. When amounts are drawn on the revolver, interest is accrued and recognized within other accrued liabilities in the condensed consolidated balance sheet and expensed within Other (income) expense, net within the condensed consolidated statement of operations.

Teradyne accounts for a convertible debt instrument as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Unsettled shares are recorded in current debt, and there is no recognition of a debt discount, which was previously amortized to interest expense. Settled shares reduce the outstanding debt balance in an amount equal to the cash paid, but do not result in any gain or loss on extinguishment. Teradyne uses the if-converted method in the diluted EPS calculation for convertible instruments.

Leases

Under ASC 842, a contract is or contains a lease when Teradyne has the right to control the use of an identified asset. Teradyne determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use by Teradyne. As of December 31, 2025, Teradyne does not have material leases that have not yet commenced.

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

Teradyne’s contracts often include non-lease components such as common area maintenance. Teradyne elected the practical expedient to account for the lease and non-lease components as a single lease component. For leases with a term of one year or less, Teradyne has elected not to record the lease asset or liability. Rent is recognized in the consolidated statement of earnings on a straight-line basis over the lease term. Teradyne includes lease costs within cost of revenues and operating expenses. See Note K: “Leases”.

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

Advertising Costs

Teradyne expenses all advertising costs as incurred. Advertising costs were $12.1 million, $16.1 million and $15.5 million in 2025, 2024 and 2023, respectively.

Translation of Non-U.S. Currencies

The functional currency for all non-U.S. subsidiaries is the U.S. dollar, except for Robotics for which the local currency is its functional currency. All foreign currency denominated monetary assets and liabilities are remeasured on a monthly basis into the functional currency using exchange rates in effect at the end of the period. All foreign currency denominated non-monetary assets and liabilities are remeasured into the functional currency using historical exchange rates. Net foreign exchange gains and losses resulting from remeasurement are included in other (income) expense, net. For Robotics, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of the period. Revenues and expense amounts are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive income (loss) on the balance sheet.

Net foreign exchange gains and losses resulting from remeasurement are included in other (income) expense, net. For the years ended December 31, 2025, 2024 and 2023, losses (gains) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $9.5 million, $2.8 million, and $10.9 million, respectively.

These amounts do not reflect the corresponding (gains) losses from foreign exchange contracts. See Note J: “Financial Instruments” regarding foreign exchange contracts.

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

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 –“Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires expanded disclosures relating to the tax rate reconciliation, income taxes paid, income (loss) before income tax expense (benefit) and income tax expense (benefit), requiring a greater disaggregation of information for each. The provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Teradyne adopted this guidance on a prospective basis and included the required disclosures in Note U: “Income Taxes.” This ASU has no impact on the results of operations, cash flows, or financial condition.

In November 2024, the FASB issued ASU 2024-03 – “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure of additional expense information on an annual and interim basis, including the amounts of inventory purchases, employee compensation, depreciation and intangible amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Teradyne is currently evaluating the impact of this new standard.

In July 2025, the FASB issued ASU 2025-05 – “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. Teradyne is currently evaluating the impact of this new standard and does not expect a material impact on its financial statements and related disclosures.

D. ACQUISITIONS

Quantifi Photonics

On May 31, 2025, Teradyne acquired all of the issued and outstanding shares of Quantifi Photonics (“Quantifi”), a privately held company in New Zealand and a leader in photonic integrated circuit (“PIC”) test solutions for a total purchase price of $127.2 million. The acquisition of Quantifi enables Teradyne to deliver scalable PIC test solutions. Teradyne's allocation of the purchase price was goodwill of $83.1 million, which is not deductible for tax purposes, acquired intangible assets of $43.6 million with a weighted average estimated useful life of 10.0 years, and $0.6 million of net tangible assets. The goodwill is attributable to cost synergies, assembled workforce and anticipated incremental revenue streams. The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management's estimates and assumptions. The results of Quantifi have been included in Teradyne's Product Test segment from the date of acquisition.

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

Automated Test Equipment Technology

On January 31, 2025, Teradyne acquired from Infineon Technologies AG (“Infineon”) its automated test equipment technology and associated development team (“AET”) based in Regensburg, Germany for a total purchase price of 17.6 million Euros, equivalent to $18.3 million, subject to customary adjustments. AET adds resources and expertise to Teradyne and strengthens the relationship between Teradyne and Infineon. The AET acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne's Semiconductor Test segment from the date of acquisition. As of the acquisition date, Teradyne's purchase price allocation was goodwill of $1.3 million for expected synergies from combining operations, acquired intangible assets of $6.4 million, consisting of developed technology and customer relationships, with a weighted average estimated useful life of 4.6 years, and $10.7 million of net tangible assets, including $11.7 million of inventory. The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management's estimates and assumptions. The acquisition was not material to Teradyne's condensed consolidated financial statements.

E. REVENUE

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Robotics	Product Test	Total
	System-on-a-chip	Memory	IST
	(in thousands)
For the Year Ended December 31, 2025
Timing of Revenue Recognition
Point in Time	$1,604,419	$468,345	$108,852	$300,083	$282,252	$2,763,951
Over Time	285,266	36,558	20,304	$8,212	75,733	426,073
Total	$1,889,685	$504,903	$129,156	$308,295	$357,985	$3,190,024
Geographical Market
Asia Pacific	$1,743,549	$497,714	$124,426	$59,883	$114,766	$2,540,338
Americas	85,200	4,957	4,730	$122,178	208,441	425,506
Europe, Middle East and Africa	60,936	2,232	—	$126,234	34,778	224,180
Total	$1,889,685	$504,903	$129,156	$308,295	$357,985	$3,190,024

For the Year Ended December 31, 2024
Timing of Revenue Recognition
Point in Time	$1,255,579	$472,279	$63,288	$356,384	$266,955	$2,414,485
Over Time	281,545	29,509	21,720	$8,464	64,157	405,395
Total	$1,537,124	$501,788	$85,008	$364,848	$331,112	$2,819,880
Geographical Market
Asia Pacific	$1,400,149	$466,214	$78,719	$69,353	$113,263	2,127,698
Americas	92,386	15,017	6,289	$147,607	174,084	435,383
Europe, Middle East and Africa	44,589	20,557	—	$147,888	43,765	256,799
Total	$1,537,124	$501,788	$85,008	$364,848	$331,112	$2,819,880

For the Year Ended December 31, 2023
Timing of Revenue Recognition
Point in Time	$1,141,882	$356,417	$115,220	$363,238	$282,558	$2,259,315
Over Time	290,739	29,598	23,332	$11,945	61,369	416,983
Total	$1,432,621	$386,015	$138,552	$375,183	$343,927	$2,676,298
Geographical Market
Asia Pacific	$1,214,322	$366,151	$135,502	$73,736	$103,300	$1,893,011
Americas	117,728	11,367	3,050	$147,952	199,299	479,396
Europe, Middle East and Africa	100,571	8,497	—	$153,495	41,328	303,891
Total	$1,432,621	$386,015	$138,552	$375,183	$343,927	$2,676,298

Contract Balances

For the years ended December 31, 2025, 2024 and 2023, Teradyne recognized $81.6 million, $72.7 million and $108.1 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of December 31, 2025, Teradyne had $100.8 million of unsatisfied performance obligations with an original duration greater than one year, of which 51% is expected to be recognized as revenue within the next 12 months.

F. DISPOSITIONS

On May 27, 2024, Teradyne completed the sale of the Device Interface Solutions (“DIS”) business, a component of the Semiconductor Test segment, to Technoprobe S.p.A. (“Technoprobe”) for $85.0 million in cash, net of cash and cash equivalents sold, and a customary working capital adjustment. The sale resulted in a pre-tax gain of $57.1 million recorded as 'Gain on sale of business' in the consolidated statement of operations. The transaction did not meet the criteria to be classified as a discontinued operation, as it did not represent a strategic shift that will have a major effect on operations and financial results.

G. EQUITY METHOD INVESTMENT

On May 27, 2024, Teradyne paid 483.1 million Euros, equivalent to $524.1 million, to purchase a combination of previously issued and outstanding shares and shares newly issued by Technoprobe, S.p.A. (“Technoprobe”). The shares purchased represent 10% of the issued and outstanding shares of Technoprobe. Teradyne also received a board seat as part of the purchase. Teradyne accounts for this investment using the equity method as a result of being able to exercise significant influence over the operating and financial decisions of Technoprobe.

The carrying value of this equity method investment as of December 31, 2025, and December 31, 2024, was $537.1 million and $494.5 million, respectively, in the condensed consolidated balance sheets. For the year ended December 31, 2025, Teradyne recorded a $19.9 million loss related to equity in net earnings of affiliate and an income of $62.5 million of other comprehensive income (loss) related to the equity method investment. For the year ended December 31, 2024, Teradyne recorded a loss of $7.2 million of equity in net earnings of affiliate and a loss of $22.4 million in other comprehensive income (loss) related this investment.

Based on the quoted closing price of Technoprobe stock as of December 31, 2025, and December 31, 2024, the fair value of the publicly traded investment was $935.7 million and $389.5 million, respectively.

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

H. INVENTORIES

Inventories, net consisted of the following at December 31, 2025, and 2024:

	2025	2024
	(in thousands)
Raw material	$267,566	$225,915
Work-in-process	47,876	41,964
Finished goods	64,110	30,613
	$379,552	$298,492

Inventory reserves at December 31, 2025, and December 31, 2024, were $151.8 million and $141.4 million, respectively.

I. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following at December 31, 2025, and 2024:

	2025	2024
	(in thousands)
Land	$19,569	$19,409
Buildings	220,920	183,371
Machinery, equipment and software	1,257,472	1,157,784
Furniture and fixtures	30,884	28,432
Leasehold improvements	64,597	67,387
Construction in progress	18,527	5,678
	1,611,969	1,462,061
Less: accumulated depreciation	1,048,970	953,890
	$562,999	$508,171

Depreciation of property, plant and equipment for the years ended December 31, 2025, 2024, and 2023, was $111.4 million, $101.0 million, and $92.1 million, respectively. As of December 31, 2025, and 2024, the gross book value included in machinery and equipment for internally manufactured test systems being leased by customers was $35.1 million and $25.7 million, respectively. As of December 31, 2025, and 2024, the accumulated depreciation on these test systems was $9.2 million and $5.5 million, respectively.

J. FINANCIAL INSTRUMENTS

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

During the years ended December 31, 2025, and 2024, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

	December 31, 2025	December 31, 2024	December 31, 2023
	(in millions)
Realized gains and losses included in 'Other (income) expense, net' in the condensed consolidated statement of operations
Realized gains	$3.9	$2.2	$0.6
Realized losses	1.4	0.3	0.3

Unrealized gains and losses on equity securities included in 'Other (income) expense, net' in the condensed consolidated statement of operations
Unrealized gains on equity securities	8.4	6.7	8.9
Unrealized losses on equity securities	3.8	1.2	1.7

Unrealized gains and losses on available-for-sale debt securities are included in 'Accumulated other comprehensive income (loss)' in the condensed consolidated balance sheet.

The cost of securities sold is based on average cost.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025, and 2024:

	December 31, 2025
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$214,712	$—	$—	$214,712
Cash equivalents	78,068	971	—	79,039
Available for sale securities:
U.S. Treasury securities	—	44,143	—	44,143
Corporate debt securities	—	36,384	—	36,384
Debt mutual funds	14,331	—	—	14,331
Certificates of deposit and time deposits	—	1,354	—	1,354
Non-U.S. government securities	—	924	—	924
Equity securities:
Mutual funds	57,367	—	—	57,367
Total	$364,478	$83,776	$—	$448,254
Derivative assets	—	1,175	—	1,175
Total	$364,478	$84,951	$—	$449,429
Liabilities
Derivative liabilities	—	928	—	928
Total	$—	$928	$—	$928

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$292,780	$971	$—	$293,751
Long-term marketable securities	71,698	54,558	—	126,256
Marketable securities	—	28,247	—	28,247
Other current assets	—	1,175	—	1,175
Total	$364,478	$84,951	$—	$449,429
Liabilities
Other current liabilities	$—	$928	$—	$928
Total	$—	$928	$—	$928

	December 31, 2024
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$261,176	$—	$—	$261,176
Cash equivalents	283,037	9,141	—	292,178
Available for sale securities:
U.S. Treasury securities	—	44,942	—	44,942
Corporate debt securities	—	35,696	—	35,696
Certificates of deposit and time deposits	—	21,689	—	21,689
Debt mutual funds	8,951	—	—	8,951
U.S. government agency securities	—	3,970	—	3,970
Non-U.S. government securities	—	773	—	773
Equity securities:
Mutual funds	54,412	—	—	54,412
Total	$607,576	$116,211	$—	$723,787
Derivative assets	—	1,665	—	1,665
Total	$607,576	$117,876	$—	$725,452
Liabilities
Derivative liabilities	—	1,324	—	1,324
Total	$—	$1,324	$—	$1,324

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$544,213	$9,141	$—	$553,354
Marketable securities	—	46,312	—	46,312
Long-term marketable securities	63,363	60,758	—	124,121
Other current assets	—	1,665	—	1,665
Total	$607,576	$117,876	$—	$725,452
Liabilities
Other current liabilities	$—	$1,324	$—	$1,324
Total	$—	$1,324	$—	$1,324

The carrying amounts and fair values of Teradyne’s financial instruments at December 31, 2025, and 2024 were as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$293,751	$293,751	$553,354	$553,354
Marketable securities	154,503	154,503	170,433	170,433
Derivative assets	1,175	1,175	1,665	1,665
Liabilities
Derivative liabilities	928	928	1,324	1,324

The fair values of accounts receivable, net and accounts payable approximate the carrying amount due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at December 31, 2025, and 2024:

	December 31, 2025
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$48,723	$90	$(4,670)	$44,143	$13,891
Corporate debt securities	40,090	293	(3,999)	36,384	22,941
Debt mutual funds	14,508	—	(177)	14,331	3,020
Certificates of deposit and time deposits	1,354	—	—	1,354	—
Non-U.S. government securities	924	—	—	924	—
	$105,599	$383	$(8,846)	$97,136	$39,852

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$28,213	$41	$(7)	$28,247	$2,293
Long-term marketable securities	77,386	342	(8,839)	$68,889	37,559
	$105,599	$383	$(8,846)	$97,136	$39,852

	December 31, 2024
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$49,879	$14	$(4,951)	$44,942	$30,530
Corporate debt securities	40,395	79	(4,778)	35,696	27,824
Certificates of deposit and time deposits	21,689	—	—	21,689	—
Debt mutual funds	9,299	—	(348)	8,951	3,238
U.S. government agency securities	3,966	5	(1)	3,970	1,946
Non-U.S. government securities	773	—	—	773	—
	$126,001	$98	$(10,078)	$116,021	$63,538

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$46,349	$16	$(53)	$46,312	$10,454
Long-term marketable securities	79,652	82	(10,025)	$69,709	53,084
	$126,001	$98	$(10,078)	$116,021	$63,538

As of December 31, 2025, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $1.1 million and $38.8 million, respectively. As of December 31, 2024, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $22.6 million and $40.9 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at December 31, 2025, and 2024 were not other than temporary.

The contractual maturities of investments in available-for-sale marketable securities held at December 31, 2025, were as follows:

	Cost	Fair Value
	(in thousands)
Due within one year	$28,213	$28,247
Due after 1 year through 5 years	18,693	18,602
Due after 5 years through 10 years	9,285	9,406
Due after 10 years	34,900	26,550
Total	$91,091	$82,805

Contractual maturities of investments in available-for-sale marketable securities held at December 31, 2025, exclude debt mutual funds with the fair market value of $14.3 million as they do not have a contractual maturity date.

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

At December 31, 2025, and 2024, to hedge certain of its local currency balance sheet assets and liabilities, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Net Notional Value
	December 31, 2025	December 31, 2024
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Taiwan dollar	$27.0	$14.5
U.S. dollar/Japanese yen	16.9	12.6
U.S. dollar/Korean won	7.7	4.2
U.S. dollar/British pound sterling	1.9	1.2
Singapore dollar/U.S. dollar	62.6	28.9
Euro/U.S. dollar	20.4	22.3
Philippine peso/U.S. dollar	1.8	9.4
Chinese yuan/U.S. dollar	0.7	1.6
Danish krone/U.S. dollar	—	16.9
Danish krone/Chinese yuan	—	10.5
Total	$139.0	$122.1

The change in the fair value of the outstanding contracts was a gain of $0.2 million and a loss of $0.6 million, respectively, at December 31, 2025, and 2024.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

At December 31, 2025, and 2024, Teradyne had the following cash flow hedge contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	Net Notional Value
	December 31, 2025	December 31, 2024
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$—	$15.6
Total	$—	$15.6

The fair value of the outstanding cash flow hedge contracts was a gain of $0.9 million at December 31, 2024.

Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity, the gains or losses associated with cash flow hedge contracts are recorded to revenue.

On January 13, 2025, Teradyne entered into a forward to buy 23.7 million Euros which expired on February 3, 2025. For the year ended December 31, 2025, a realized gain of $0.6 million was recorded in Other (income) expense, net, in the consolidated statement of operations.

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

The following table summarizes the fair value of derivative instruments as of December 31, 2025, and 2024:

	Balance Sheet Location	December 31, 2025	December 31, 2024
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1,175	$725
Foreign exchange forward contracts	Other current liabilities	(928)	(1,324)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	940
Total derivatives		$247	$341

The following table summarizes the effect of derivative instruments in the statements of operations recognized for the years ended December 31, 2025, 2024, and 2023:

	Location of (Gains) Losses Recognized in Statement of Operations	December 31, 2025	December 31, 2024	December 31, 2023
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	Other (income) expense, net	$217	$3,226	$(1,843)
Foreign exchange option contracts	Other (income) expense, net	(561)	9,764	(7,464)
Derivatives designated as hedging instruments:
Foreign exchange forward and option contracts	Revenue	(449)	(2,402)	(3,127)
Total derivatives		$(793)	$10,588	$(12,434)

(1)
The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the years ended December 31, 2025, 2024 and 2023, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $9.5 million, $2.8 million, and $10.9 million, respectively.

See Note L: “Debt” regarding derivatives related to the convertible senior notes.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, forward currency contracts and accounts receivable. Our cash equivalents consist primarily of money market funds invested in U.S. Treasuries and government agencies. Our fixed income available-for-sale marketable securities have a minimum rating of AA by one or more of the major credit rating agencies. Teradyne places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. Teradyne performs ongoing credit evaluations of our customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable. As of December 31, 2025, two customers of primarily our Semiconductor Test segment accounted for approximately 22% and 20%, respectively, of our accounts receivable balance. As of December 31, 2024, two customers of our Semiconductor Test segment each accounted for 10% of our accounts receivable balance.

K. LEASES

Teradyne has facility and auto leases, which are accounted for as operating leases. Teradyne’s facility leases are primarily used for administrative functions, research and development, manufacturing, and storage and distribution. Remaining lease terms range from less than one year to ten years.

For the years ended December 31, 2025, 2024 and 2023, total lease expense was $40.6 million, $43.6 million, and $42.7 million, respectively, and included $14.9 million, $15.9 million, and $15.5 million, respectively, of variable lease costs and $1.5 million, $1.3 million, and $1.3 million, respectively, of costs related to short-term leases, which are not recorded on the consolidated balance sheets.

At December 31, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.9 years and 5.3%, respectively. At December 31, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.8 years and 5.5%, respectively.

Supplemental cash flows information related to leases was as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$24,609	$23,990	$26,059
Right-of-use assets obtained in exchange for new lease obligations	69,227	18,358	17,987

Maturities of lease liabilities as of December 31, 2025, were as follows:

Operating Lease
(in thousands)
2026	$22,710
2027	18,535
2028	12,415
2029	9,628
2030	8,106
Thereafter	29,793
Total lease payments	101,187
Less imputed interest	(17,948)
Total lease liabilities	$83,239

L. DEBT

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

On September 4, 2025, September 19, 2025 and October 7, 2025, Teradyne borrowed a combined $250.0 million under the Credit Agreement to support the upcoming ramp-up in manufacturing capacity for Semiconductor Test and the strategy to return cash to shareholders through share repurchases, dividends, and inorganic growth opportunities. On December 31, 2025, Teradyne repaid $50.0 million of its borrowings under the Credit Facility, reducing the outstanding balance to $200.0 million as of year-end. The average interest rate on the borrowings outstanding is 4.86%. Teradyne has paid $3.2 million in interest related to its debt from the Credit Facility.

On May 16, 2024, Teradyne borrowed $185.0 million under the Credit Agreement to support the acquisition of 10% of the issued and outstanding shares of Technoprobe. Teradyne fully repaid its borrowings under the Credit Facility prior to December 31, 2024, and there was no outstanding revolver balance as of December 31, 2024.

As of February 19, 2026, Teradyne was in compliance with all covenants under the Credit Agreement.

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

The interest expense on Teradyne's senior notes for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, was as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Contractual interest expense on the coupon	$—	$—	$312
Amortization of the issuance fees recognized as interest expense	—	—	113
Total interest expense on the convertible debt	$—	$—	$425

M. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2023, net of tax of $0, $(1,728), $143, $(1,132), respectively	$(22,442)	$(6,194)	$506	$1,152	$(26,978)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(470), $593, $0, respectively	(52,847)	(1,699)	2,100	—	(52,446)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $24, $(527), $(2), respectively	—	86	(1,875)	(7)	(1,796)
Net current period other comprehensive (loss) gain, net of tax of $0, $(446), $66, $(2), respectively	(52,847)	(1,613)	225	(7)	(54,242)
Balance at December 31, 2024, net of tax of $0, $(2,174), $209, $(1,134), respectively	$(75,289)	$(7,807)	$731	$1,145	$(81,220)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $255, $(109), $0, respectively	122,617	1,147	(381)	—	123,383
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $27, $(100), $(2), respectively	—	89	(350)	(7)	(268)
Net current period other comprehensive (loss) gain, net of tax of $0, $282, $(209), $(2), respectively	122,617	1,236	(731)	(7)	123,115
Balance at December 31, 2025, net of tax of $0, $(1,892), $0, $(1,136), respectively	$47,328	$(6,571)	$—	$1,138	$41,895

Reclassifications out of accumulated other comprehensive income (loss) to the statements of operations for the years ended December 31, 2025, 2024, and 2023, were as follows:

Details about Accumulate Other Comprehensive Income (Loss) Components	For the years ended			Affected Line Item in the Statements of Operations
	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Available-for-sale marketable securities
Unrealized (losses) gains, net of tax of $(27), (24), $(12), respectively	$(89)	$(86)	$(44)	Other (income) expense, net
Cash flow hedges:
Unrealized (losses) gains, net of tax of $100, $527, $686, respectively	350	1,875	2,441	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $2, $2, $2, respectively	7	7	7	(a)
Total reclassifications, net of tax of $75, $505, $676, respectively	$268	$1,796	$2,404	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic pension cost and postretirement benefit; see Note R: “Retirement Plans”.

N. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless there are negative qualitative factors relating to macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant events and changes during an interim period. The presence of such factors could, under certain circumstances, be a triggering event that causes the Company to perform a goodwill impairment test. Goodwill is considered impaired when the carrying value of a reporting unit exceeds its estimated fair value.

At June 29, 2025, the Company identified a triggering event for the Robotics reporting unit and performed an interim impairment test of the related goodwill and long-lived assets, including intangible assets. Based on the analysis performed, Teradyne did not record an impairment.

Teradyne has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If Teradyne determines this is the case, Teradyne is required to perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. In the fourth quarter of 2025, Teradyne performed the annual goodwill impairment test, completing a quantitative assessment for the Robotics reporting unit. Key assumptions used in the goodwill valuation model are projected revenue growth rates, projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, discount rate, and revenue multiples from comparable companies. In performing the quantitative goodwill impairment test, Teradyne determines the fair value of a reporting unit using the results derived from an income approach and a market approach, equally weighting the fair value determined under each approach to determine an estimated fair value for a reporting unit. The income approach is estimated through the discounted cash flows (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate projected revenue growth rates, projected EBITDA margins, discount rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. The cash flows employed in the DCF analysis are derived from internal forecasts and external market forecasts. The market approach estimates the fair value of the reporting unit by utilizing the market comparable method which is based on revenue multiples from comparable companies. Although Teradyne concluded that the fair value of the Robotics reporting unit exceeded the carrying value, future changes in the judgments, assumptions, and estimates that are used in the impairment testing for goodwill, including projected revenue growth rates, projected EBITDA margins, discount rate, and revenue multiples from comparable companies, could result in significantly different estimates of the fair value resulting in the reporting unit being impaired in a future period.

If Teradyne determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative goodwill impairment test is not required. At December 31, 2025, Teradyne performed a qualitative assessment for all reporting units other than Robotics. No impairment of any reporting unit was identified as of December 31, 2025.

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

The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2025, and 2024 are as follows:

	Robotics	Semiconductor Test	Product Test	Total
	(in thousands)
Balance at December 31, 2023
Goodwill	$395,463	$262,237	$520,518	$1,178,218
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	395,463	1,697	18,492	415,652
Foreign currency translation adjustment	(20,165)	(120)	—	(20,285)
Balance at December 31, 2024
Goodwill	375,298	262,117	520,518	1,157,933
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	375,298	1,577	18,492	395,367
AET acquisition	—	1,257	—	1,257
Quantifi acquisition	—	—	83,068	83,068
Foreign currency translation adjustment	41,103	224	—	41,327
Balance at December 31, 2025
Goodwill	416,401	263,598	603,586	1,283,585
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	$416,401	$3,058	$101,560	$521,019

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

There were no events or circumstances indicating that the carrying value of intangible and long-lived assets may not be recoverable in 2025, 2024 and 2023.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheets:

	December 31, 2025
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$250,025	$(211,662)	$60	$38,423
Customer relationships	56,480	(51,953)	204	4,731
Tradenames and trademarks	40,487	(31,339)	(1,031)	8,117
Total intangible assets	$346,992	$(294,954)	$(767)	$51,271

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$267,706	$(255,448)	$(5,820)	$6,438
Customer relationships	52,109	(49,562)	204	2,751
Tradenames and trademarks	59,007	(50,805)	(1,464)	6,738
Total intangible assets	$378,822	$(355,815)	$(7,080)	$15,927

(1)
In 2025, $81.8 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.

Aggregate intangible assets amortization expense for the years ended December 31, 2025, 2024, and 2023, was $15.3 million, $18.8 million, and $19.0 million, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2026	$8,208
2027	6,992
2028	6,911
2029	5,552
2030	4,436
Thereafter	19,172

O. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2025, Teradyne had entered into non-cancelable purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $1,473.0 million, of which $1,415.1 million is for less than one year.

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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2025, and 2024, Teradyne had a product warranty accrual of $19.2 million and $13.0 million, respectively, included in other accrued liabilities, and revenue deferrals related to extended warranties of $55.9 million and $41.6 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of December 31, 2025, and 2024, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

P. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	2025	2024	2023
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$554,047	$542,372	$448,752
Weighted average common shares-basic	159,119	159,083	154,310
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	—	3,563	8,897
Restricted stock units	572	651	423
Stock options	14	11	34
Employee stock purchase rights	14	6	7
Incremental shares from assumed conversion of convertible notes (2)	—	—	633
Dilutive potential common shares	600	4,231	9,994
Weighted average common shares-diluted	159,719	163,314	164,304
Net income per common share-basic	$3.48	$3.41	$2.91
Net income per common share-diluted	$3.47	$3.32	$2.73

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

The computation of diluted net income per common share for 2025 and 2024 excludes the effect of the potential exercise of stock options to purchase approximately 0.1 million shares and restricted stock units to purchase approximately 0.1 million shares because the effect would have been anti-dilutive.

Q. RESTRUCTURING AND OTHER

During the year ended December 31, 2025, Teradyne recorded $29.4 million of severance charges, $24.3 million of which is related to the Robotics restructuring which impacted approximately 400 employees, $2.0 million of which is related to Product Test and $1.6 million of which is related to Semiconductor Test. During year ended December 31, 2025, Teradyne made $15.3 million of Robotics severance payments. Teradyne expects all Robotics severance payments to be made prior to the end of the third quarter of 2026. Additionally, Teradyne recorded $4.9 million of asset impairment expenses and $2.3 million of acquisition and divestiture expenses.

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

In 2025, Teradyne recognized a non-cash settlement gain of $0.8 million related to lump sum distributions paid to retired or terminated employees. The charge is the result of the aggregate of the cumulative lump sum distributions exceeded the total annual service and interest costs. In addition, Teradyne contributed $3.3 million to the U.S. supplemental executive defined benefit pension plan, and $1.2 million to certain qualified pension plans for non-U.S. subsidiaries. In 2024, Teradyne purchased a group annuity contract for its retiree participants in the U.S. qualified pension plan. Under the group annuity, the accrued pension obligation for 132 retiree participants were transferred to an insurance company. The reduction in the pension benefit obligation and pension assets was $23.4 million. During the year ended December 31, 2024, Teradyne recorded settlement expense of $0.4 million related to the retiree group annuity transaction.

In 2025, Teradyne’s projected benefit obligations increased primarily due to $2.9 million acquired plan from AET, actuarial losses of $1.7 million in the U.S. supplemental executive defined benefit plan from decreases in discount rates, and $4.1 million of losses from foreign exchange effects for foreign plans. In 2024, Teradyne’s projected benefit obligations decreased primarily due to the $23.4 million purchase of a group annuity contract for its retiree participants in the U.S. qualified pension plan, actuarial gains of $8.0 million across all pension plans from increases in discount rates, and $2.0 million of gains from foreign exchange effects for foreign plans.

The December 31 balances of these defined benefit pension plans assets and obligations are shown below:

	2025		2024
	United States	Foreign	United States	Foreign
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$110,696	$30,273	$144,187	$33,984
Acquisition	—	3,077	—	—
Service cost	613	1,094	881	446
Interest cost	5,703	1,204	6,292	953
Actuarial (gain) loss	3,218	(1,513)	(6,014)	(1,972)
Benefits paid	(9,874)	(1,254)	(11,658)	(955)
Retiree annuity purchase	—	—	(23,386)	—
Liability (gain) loss due to settlement	—	(213)	394	(195)
Participants contribution	—	4	—	—
Non-U.S. currency movement	—	4,076	—	(1,988)
End of year	110,356	36,748	110,696	30,273
Change in plan assets:
Fair value of plan assets:
Beginning of year	81,417	1,988	112,617	1,929
Acquisition	—	2,672	—	—
Actual return on plan assets	5,778	216	779	77
Company contributions	3,328	1,166	3,065	1,024
Benefits paid	(9,874)	(1,085)	(11,658)	(955)
Retiree annuity purchase	—	—	(23,386)	—
Settlements gain	—	(204)	—	(195)
Participants contribution	—	4	—	—
Non-U.S. currency movement	—	427	—	108
End of year	80,649	5,183	81,417	1,988
Funded status	$(29,706)	$(31,565)	$(29,279)	$(28,285)

The following table provides amounts recorded within the account line items of the statements of financial position as of December 31:

	2025		2024
	United States	Foreign	United States	Foreign
	(in thousands)
Retirement plans assets	$12,059	$319	$11,994	$—
Accrued employees’ compensation and withholdings	(3,555)	(1,259)	(3,263)	(969)
Retirement plans liabilities	(38,211)	(30,626)	(38,010)	(27,316)
Funded status	$(29,706)	$(31,565)	$(29,279)	$(28,285)

The accumulated benefit obligation for the U.S. defined benefit pension plans was $109.0 million and $109.0 million at December 31, 2025, and 2024, respectively. The accumulated benefit obligation for foreign defined benefit pension plans was $33.5 million and $29.1 million at December 31, 2025, and 2024, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2025		2024
	United States	Foreign	United States	Foreign
	(in millions)
Projected benefit obligation	$41.8	$36.7	$41.3	$30.3
Accumulated benefit obligation	41.7	33.5	41.1	29.1
Fair value of plan assets	—	5.2	—	2.0

Expense

For the years ended December 31, 2025, 2024, and 2023, Teradyne’s net periodic pension cost (income) was comprised of the following:

	2025		2024		2023
	United States	Foreign	United States	Foreign	United States	Foreign
	(in thousands)
Components of Net Periodic Pension Cost (Income):
Service cost	$613	$1,094	$881	$446	$1,063	$446
Interest cost	5,703	1,204	6,292	953	6,888	1,057
Expected return on plan assets	(3,956)	(193)	(4,865)	(77)	(5,194)	(45)
Net actuarial (gain) loss	1,396	(1,554)	(1,929)	(1,948)	18	2,735
Settlement (gain) loss	—	18	394	(24)	(209)	5
Total net periodic pension cost (income)	$3,756	$569	$773	$(650)	$2,566	$4,198

Weighted Average Assumptions to Determine Net Periodic Pension Cost at January 1:

	2025		2024		2023
	United States	Foreign	United States	Foreign	United States	Foreign
Discount rate	5.4%	3.3%	4.7%	3.0%	3.5%	3.5%
Expected return on plan assets	5.1	4.5	4.7	2.5	4.8	1.8
Salary progression rate	2.5	2.4	2.5	2.4	2.4	2.1

Weighted Average Assumptions to Determine Pension Obligations at December 31:

	2025		2024
	United States	Foreign	United States	Foreign
Discount rate	5.2%	3.9%	5.4%	3.3%
Salary progression rate	2.5	2.9	2.5	2.4

In developing the expected return on plan assets assumption, Teradyne evaluates input from its investment manager and pension consultants, including their forecast of asset class return expectations. Teradyne believes that 5.05% was an appropriate rate to use for fiscal year 2025 for the U.S. Qualified Pension Plan (“U.S. Plan”).

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

The discount rate utilized to determine future pension obligations for the U.S. Plan is based on FTSE Pension Index adjusted for the plan’s expected cash flows and was 5.3% at December 31, 2025, down from 5.4% at December 31, 2024.

Plan Assets

As of December 31, 2025, the fair value of Teradyne’s pension plans’ assets totaled $85.8 million, of which $80.6 million was related to the U.S. Plan and $5.2 million was related to foreign defined benefit pension plans in Germany and Taiwan. Substantially all of Teradyne’s pension plans’ assets are held in individual trusts, which were established for the investment of assets of Teradyne’s sponsored retirement plans.

The following table provides weighted average pension asset allocation by asset category at December 31, 2025, and 2024:

	2025		2024
	United States	Foreign	United States	Foreign
Fixed income securities	94.0%	—%	94.0%	—%
Equity securities	5.0	59.1	5.0	—
Other	1.0	40.9	1.0	100.0
	100.0%	100.0%	100.0%	100.0%

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

The target asset allocation and the index for each asset category for the U.S. Plan, per the investment policy, are as follows:

Asset Category:	Policy Index:	Target Allocation
U.S. corporate fixed income	Bloomberg U.S. Corporate A or Better Index, 20+ Year Index	62%
U.S. corporate fixed income	Bloomberg U.S. Intermediate Corporate ex Baa Index	13
U.S. government fixed income	Bloomberg U.S. 3 - 10 year Treasury Bond Index	12
U.S. government fixed income	Bloomberg U.S. Government Bond Index	2
Global equity	MSCI World Index	5
High yield fixed income	ICE BofA BB-B U.S. High Yield Constrained Index	5
Cash	FTSE U.S. 3-Month Treasury Bill Index	1

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

During the years ended December 31, 2025, and December 31, 2024, there were no transfers of pension assets in or out of Level 1, Level 2, and Level 3.

The fair value of pension plan assets by asset category and by level at December 31, 2025, and December 31, 2024 were as follows:

	December 31, 2025
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$64,486	$—	$64,486	$—	$—	$—	$—
U.S. government securities	—	11,322	—	11,322	—	—	—	—
Global equity	—	4,029	—	4,029	—	3,065	—	3,065
Other	—	—	—	—	—	2,118	—	2,118
Cash and cash equivalents	812	—	—	812	—	—	—	—
Total	$812	$79,837	$—	$80,649	$—	$5,183	$—	$5,183

	December 31, 2024
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$65,160	$—	$65,160	$—	$—	$—	$—
U.S. government securities	—	11,414	—	11,414	—	—	—	—
Global equity	—	4,025	—	4,025	—	—	—	—
Other	—	—	—	—	—	1,988	—	1,988
Cash and cash equivalents	818	—	—	818	—	—	—	—
Total	$818	$80,599	$—	$81,417	$—	$1,988	$—	$1,988

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2025, Teradyne contributed $3.3 million to the U.S. supplemental executive defined benefit pension plan and $1.2 million to certain qualified plans for non-U.S. subsidiaries. During 2024, Teradyne contributed $3.1 million to the U.S. supplemental executive defined benefit pension plan and $1.0 million to certain qualified plans for non-U.S. subsidiaries. In 2026, contributions to the U.S. supplemental executive defined benefit pension plan and certain qualified plans from non-U.S. subsidiaries will be approximately $3.6 million and $1.7 million, respectively.

Contributions to the U.S. supplemental executive defined benefit pension plan and certain non-U.S. subsidiaries qualified plans will be approximately $7.7 million and $4.1 million, respectively, in 1 to 3 years, $7.4 million and $4.0 million, respectively, in 3 to 5 years and $16.5 million and $10.6 million, respectively, thereafter.

Expected Future Pension Benefit Payments

Future benefit payments are expected to be paid as follows:

	United States	Foreign
	(in thousands)
2026	$12,018	$1,791
2027	12,600	2,061
2028	12,328	2,191
2029	11,214	2,306
2030	10,810	1,860
2031-2035	37,792	11,735

Postretirement Benefit Plans

In addition to receiving pension benefits, U.S. Teradyne employees who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. During the twelve months ended December 31, 2025, and December 31, 2024, Teradyne recorded special termination benefit charges associated with a voluntary early retirement program.

The December 31 balances of the postretirement assets and obligations are shown below:

	2025	2024
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$5,591	$6,933
Service cost	36	37
Interest cost	306	289
Actuarial (gain) loss	321	(445)
Benefits paid	(1,246)	(1,685)
Special termination benefits	684	462
End of year	5,691	5,591
Change in plan assets:
Fair value of plan assets:
Beginning of year	—	—
Company contributions	1,246	1,685
Benefits paid	(1,246)	(1,685)
End of year	—	—
Funded status	$(5,691)	$(5,591)

The following table provides amounts recorded within the account line items of financial position as of December 31:

	2025	2024
	(in thousands)
Accrued employees’ compensation and withholdings	$(1,029)	$(938)
Retirement plans liabilities	(4,662)	(4,653)
Funded status	$(5,691)	$(5,591)

The following table provides amounts recognized in accumulated other comprehensive income (loss) as of December 31:

	2025	2024
	(in thousands)
Prior service credit, before tax	$(5)	$(14)
Deferred taxes	(1,695)	(1,693)
Total recognized in other comprehensive income (loss), net of tax	$(1,700)	$(1,707)

Expense

For the years ended December 31, 2025, 2024, and 2023, Teradyne’s net periodic postretirement benefit cost (income) was comprised of the following:

	2025	2024	2023
	(in thousands)
Components of Net Periodic Postretirement Benefit Cost (income):
Service cost	$36	$37	$34
Interest cost	306	289	299
Amortization of prior service credit	(9)	(9)	(9)
Net actuarial (gain) loss	321	(445)	155
Special termination benefits	684	462	2,513
Total net periodic postretirement benefit cost (income)	1,338	334	2,992
Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Reversal of amortization items:
Prior service credit	9	9	9
Total recognized in other comprehensive income	9	9	9
Total recognized in net periodic postretirement cost (income) and other comprehensive income	$1,347	$343	$3,001

Weighted Average Assumptions to Determine Net Periodic Postretirement Benefit Income as of January 1:

	2025	2024	2023
Discount rate	5.4%	4.7%	5.0%
Initial health care cost trend rate	8.6	7.7	7.2
Ultimate health care cost trend rate	4.5	4.5	4.5
Year in which ultimate health care cost trend rate is reached	2035	2033	2032

Weighted Average Assumptions to Determine Postretirement Benefit Obligation as of December 31:

	2025	2024	2023
Discount rate	5.3%	5.4%	4.7%
Initial health care trend	7.9	8.6	7.7
Ultimate health care trend	4.5	4.5	4.5
Medical cost trend rate decrease to ultimate rate in year	2035	2035	2033

Contributions

Contributions to the U.S. postretirement benefit plan will be approximately $1.0 million in 2026, $1.4 million in 1 to 3 years, $0.8 million in 3 to 5 years and $1.6 million, thereafter.

Expected Future Benefit Payments

Future benefit payments are expected to be paid as follows:

Benefit Payments
(in thousands)
2026	$1,029
2027	814
2028	594
2029	434
2030	410
2031-2035	1,580

S. STOCK-BASED COMPENSATION

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

During 2025, 2024 and 2023, Teradyne granted 0.6 million, 0.6 million and 0.5 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $113.70, $96.72, and $102.45, respectively.

During 2025, 2024 and 2023, Teradyne granted 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $79.78, $121.29, and $90.50, respectively.

During 2025, 2024 and 2023, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $130.27, $94.51 and $102.91, respectively.

During 2025, 2024 and 2023, Teradyne granted 0.1 million TSR PRSUs, with a grant date fair value of $116.74, $102.51, and $139.04, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	2025	2024	2023
Risk-free interest rate	4.0%	3.9%	4.0%
Teradyne volatility-historical	42.8%	42.4%	49.7%
NYSE Composite Index volatility-historical	14.4%	15.6%	24.1%
Dividend yield	0.4%	0.5%	0.4%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index for each of the 2025, 2024 and 2023 grants over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of each of the grants. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share for 2025, $0.48 per share for 2024, and $0.44 per share for 2023, divided by Teradyne’s weighted average stock price on the grant dates of $118.79 for the 2025 grants, $95.83 for the 2024 grants, and $104.12 for the 2023 grants.

During 2025, 2024 and 2023, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $46.34, $37.50, and $41.23, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2025	2024	2023
Expected life (years)	4.0	4.0	4.0
Risk-free interest rate	4.1%	4.0%	3.8%
Volatility-historical	44.4%	46.3%	46.6%
Dividend yield	0.4%	0.5%	0.4%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.48 per share divided by Teradyne’s weighted average stock price on the grant dates of $119.34 for the 2025 grants, and $0.48 per share divided by Teradyne's stock price on the grant date of $95.14 for the 2024 grant, and $0.44 per share divided by Teradyne’s weighted average stock price on the grant dates of $104.15 for the 2023 grants.

Stock compensation plan activity for the years 2025, 2024 and 2023, is as follows:

	2025	2024	2023
	(in thousands)
Restricted Stock Units:
Non-vested at January 1	1,527	1,378	1,317
Awarded	748	703	728
Vested	(455)	(492)	(609)
Forfeited	(185)	(62)	(58)
Non-vested at December 31	1,635	1,527	1,378
Stock Options:
Outstanding at January 1	141	171	188
Granted	67	49	41
Exercised	(25)	(77)	(56)
Forfeited	(19)	(2)	(2)
Expired	—	—	—
Outstanding at December 31	164	141	171
Vested and expected to vest at December 31	164	141	171
Exercisable at December 31	48	34	68

Total shares available for the years 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands)
Shares available:
Available for grant at January 1	3,665	4,353	5,062
Options granted	(67)	(49)	(41)
Options forfeited	19	2	2
Restricted stock units awarded	(748)	(703)	(728)
Restricted stock units forfeited	185	62	58
Available for grant at December 31	3,054	3,665	4,353

Weighted average restricted stock unit award date fair value information for the years 2025, 2024, and 2023 is as follows:

	2025	2024	2023
Non-vested at January 1	$101.17	$101.00	$88.71
Awarded	114.82	97.06	105.05
Vested	104.85	93.12	75.55
Forfeited	106.92	103.81	102.12
Non-vested at December 31	$106.35	$101.17	$101.00

Restricted stock unit awards aggregate intrinsic value information at December 31 for the years 2025, 2024, and 2023 is as follows:

	2025	2024	2023
	(in thousands)
Vested	$53,355	$54,235	$62,001
Outstanding	316,356	192,324	149,504
Expected to vest	295,137	177,878	135,238

Restricted stock units weighted average remaining contractual terms (in years) information at December 31 for the years 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Outstanding	1.19	1.19	1.13
Expected to vest	1.19	1.19	1.13

Weighted average stock options exercise price information for the year ended December 31, 2025, is as follows:

2025
Outstanding at January 1	$99.51
Options granted	119.34
Options exercised	91.73
Options forfeited	107.05
Options cancelled	—
Outstanding at December 31	108.00
Exercisable at December 31	102.42

The total cash received from employees as a result of employee stock options exercised during the years ended December 31, 2025, 2024 and 2023, was $2.2 million, $6.6 million, and $2.2 million, respectively. In connection with these exercises, the tax benefit realized by Teradyne for the years ended December 31, 2025, 2024 and 2023, was $0.2 million, $0.2 million, and $0.2 million, respectively.

Stock option aggregate intrinsic value information for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
	(in thousands)
Exercised	$1,596	$2,783	$3,901
Outstanding	13,983	3,709	2,647
Expected to vest	9,564	2,531	696
Vested and exercisable	4,419	1,178	1,950

Stock options weighted average remaining contractual terms (in years) information at December 31, for the years 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Outstanding	4.8	4.8	4.4
Expected to vest	5.4	5.2	5.1
Vested and exercisable	3.4	3.3	3.4

As of December 31, 2025, total unrecognized expense related to non-vested restricted stock unit awards and stock options was $97.3 million and is expected to be recognized over a weighted average period of 2.6 years.

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

In July 2025, 0.2 million shares of common stock were issued to employees who participated in the plan during the first half of 2025 at the price of $76.44 per share. In January 2026, Teradyne issued 0.1 million shares of common stock to employees who participated in the plan during the second half of 2025 at the price of $164.53 per share.

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

As of December 31, 2025, there were 2.9 million shares available for grant under the ESPP.

The following table provides the effect to income from operations for recording stock-based compensation for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
	(in thousands)
Cost of revenues	$5,336	$4,922	$4,208
Engineering and development	13,724	12,531	10,659
Selling and administrative	44,939	42,669	42,815
Stock-based compensation	63,999	60,122	57,682
Income tax benefit	(9,671)	(10,472)	(10,397)
Total stock-based compensation expense after income taxes	$54,328	$49,650	$47,285

T. SAVINGS PLAN

Teradyne sponsors a defined contribution employee retirement savings plan (“Savings Plan”) covering substantially all U.S. employees. Under the Savings Plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). The Savings Plan provides for a discretionary employer match that is determined each year. In 2025, 2024 and 2023, Teradyne matched 100% of eligible employee contributions up to 4% of their compensation for employees not accruing benefits in the U.S. Qualified Pension Plan. There was no match for employees still actively accruing benefits in the U.S. Qualified Pension Plan. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately.

In addition, Teradyne sponsors an unfunded U.S. Supplemental Savings Plan to provide savings benefits in excess of those allowed by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The provisions of this plan are the same as the Savings Plan. The liability for the U.S. Supplemental Savings Plan at December 31, 2025, and 2024, was $71.7 million and $63.4 million, respectively, and is included in retirement plan liabilities. Teradyne contributes to defined contributions savings plans for its foreign employees. Under Teradyne’s savings plans, amounts charged to the statements of operations for the years ended December 31, 2025, 2024, and 2023 were $31.9 million, $29.7 million, and $30.5 million, respectively.

U. INCOME TAXES

The components of income before income taxes and the provision (benefit) for income taxes as shown in the consolidated statements of operations were as follows:

	2025	2024	2023
	(in thousands)
Income from continuing operations before income taxes
U.S.	$160,212	$231,346	$307,997
Non-U.S.	493,048	377,740	217,575
Total	$653,260	$609,086	$525,572

Provision (benefit) for income taxes from continuing operations
Current:
U.S. Federal	$43,437	$40,296	$58,063
U.S. State and Local	631	2,716	2,362
Non-U.S.	87,298	62,851	54,037
Total current tax provision (benefit)	$131,366	$105,863	$114,462

Deferred:
U.S. Federal	$(29,672)	$(33,195)	$(27,459)
U.S. State and Local	(2,370)	(4,162)	(1,599)
Non-U.S.	(20,025)	(9,003)	(8,584)
Total deferred tax provision (benefit)	$(52,067)	$(46,360)	$(37,642)

Total:
U.S. Federal	$13,765	$7,101	$30,604
U.S. State and Local	(1,739)	(1,446)	763
Non-U.S.	67,273	53,848	45,453
Total provision for income taxes:	$79,299	$59,503	$76,820

Income tax expense for 2025, 2024 and 2023 totaled $79.3 million, $59.5 million, and $76.8 million, respectively. The effective tax rate for 2025, 2024 and 2023 was 12.1%, 9.8% and 14.6%, respectively.

At December 31, 2025, Teradyne’s remaining tax liability resulting from the U.S. one-time transition tax on the mandatory deemed repatriation of foreign earnings amounts to $24.6 million which will be paid in 2026.

The increase in the effective rate from 2024 to 2025 is primarily attributable to decreases in benefits related to reserves for uncertain tax positions, foreign tax credits and U.S. research and development tax credits. This increase was partially offset by a shift in the geographic distribution of income which resulted in a reduction of income in higher tax rate jurisdictions.

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

A reconciliation of the effective tax rate for the years 2025, 2024 and 2023 is as follows:

	2025
	Amount (in thousands)	Percent
US Federal Statutory Rate	$137,184	21.00%
State and local income taxes, net of federal benefit	(1,072)	(0.2)
Foreign tax effects
Singapore
Tax rate differential	(45,983)	(7.0)
Other	5,945	0.9
Other foreign jurisdictions	3,724	0.6
Effect of changes in tax laws enacted in the current period	—	—
Effect of cross-border tax laws
Foreign derived intangible income	(15,829)	(2.4)
Other	11,471	1.7
Tax credits
Research & development credits	(15,210)	(2.3)
Foreign tax credits	(5,014)	(0.8)
Changes in valuation allowance	—	—
Non-taxable or non-deductible items
Other	4,796	0.7
Changes in uncertain tax positions	(705)	(0.1)
Other adjustments	(8)	—
	79,299	12.1%

	2024	2023
U.S. statutory federal tax rate	21.0%	21.0%
U.S. global intangible low-taxed income	1.2	0.8
Non-deductible officers’ compensation	0.3	1.1
Equity compensation	—	(0.4)
U.S. foreign derived intangible income	(3.1)	(3.9)
U.S. research and development credit	(3.0)	(4.2)
Foreign taxes	(2.7)	2.5
Uncertain tax positions	(1.9)	0.7
Foreign tax credits	(1.3)	(3.3)
State income taxes, net of federal tax benefit	(0.1)	0.1
Other, net	(0.6)	0.2
	9.8%	14.6%

In 2025, state and local income taxes in California comprise the majority of the state and local income taxes, net of federal effect category.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2025, 2024 and 2023 were $21.6 million or $0.14 per diluted share, $17.1 million or $0.10 per diluted share, and $1.4 million or $0.01 per diluted share, respectively. In December 2025, Teradyne entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2025. The new tax holiday is scheduled to expire on December 31, 2035.

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2025, and 2024 were as follows:

	2025	2024
	(in thousands)
Deferred tax assets:
Research and development	$141,404	$116,746
Tax credits	127,646	121,635
Net operating loss carryforwards	41,138	16,894
Accruals	31,462	23,946
Pension liabilities	26,919	25,202
Inventory valuations	18,779	18,688
Lease liability	15,438	17,828
Deferred revenue	14,626	14,562
Equity compensation	11,314	8,901
Vacation accrual	7,557	6,847
Intangible assets	—	4,720
Investment impairment	3,328	3,328
Other	967	322
Gross deferred tax assets	440,578	379,619
Less: valuation allowance	(124,062)	(117,254)
Total deferred tax assets	$316,516	$262,365
Deferred tax liabilities:
Depreciation	$(19,202)	$(18,788)
Right of use assets	(14,120)	(16,257)
Intangible assets	(6,095)	—
Contingent consideration	(5,270)	(5,270)
Marketable securities	(1,942)	(650)
Total deferred tax liabilities	$(46,629)	$(40,965)
Net deferred assets	$269,887	$221,400

As of December 31, 2025, and 2024, Teradyne evaluated the likelihood that it would realize deferred income taxes to offset future taxable income and concluded that it is more likely than not that the majority of its deferred tax assets will be realized through consideration of both the positive and negative evidence. At December 31, 2025, and 2024, Teradyne maintained a valuation allowance for certain deferred tax assets of $124.1 million and $117.3 million, respectively, primarily related to state net operating losses and state tax credit carryforwards, due to the uncertainty regarding their realization. Adjustments could be required in the future if Teradyne estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.

At December 31, 2025, Teradyne had tax effected operating loss carryforwards that expire in the following years:

	Federal Operating Loss Carryforwards	State Operating Loss Carryforwards	Foreign Operating Loss Carryforwards
	(in thousands)
2026	$—	$—	$—
2027	—	—	—
2028	—	4	55
2029	—	46	323
2030	—	24	—
2031-2035	—	35	125
2036-2040	—	14	—
Beyond 2040	—	24	—
Non-expiring	350	45	40,093
Total	$350	$192	$40,596

Teradyne has approximately $166.1 million of tax credit carryforwards including federal business tax credits of approximately $3.3 million which expire in 2028 through 2034, and state tax credits of $162.8 million, of which $86.0 million do not expire and the remainder expire in the years 2026 through 2044.

Teradyne’s gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
	(in thousands)
Beginning balance as of January 1	$7,663	$18,606	$15,608
Additions:
Tax positions for current year	—	—	—
Tax positions for prior years	12	—	3,024
Reductions:
Tax positions for prior years	—	(2,696)	(26)
Expiration of statutes	(742)	(8,247)	—
Ending balance as of December 31	$6,933	$7,663	$18,606

Current year reductions relate to research and development credits. Additions for prior years relate to net operating loss carryforwards.

Of the $6.9 million of unrecognized tax benefits as of December 31, 2025, $1.5 million would impact the consolidated income tax rate if ultimately recognized. The remaining $5.4 million would impact deferred taxes if recognized.

Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items at December 31, 2025, and 2024 amounted to $0.3 million and $0.3 million, respectively. For the years ended December 31, 2025, 2024 and 2023, expense of $0 million, benefit of $1.0 million, and expense of $0.9 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne’s cash paid for income taxes years ended December 31, 2025, 2024 and 2023 were as follows:

2025
(in thousands)
Cash paid for income taxes
United States - Federal	$50,771
United States - State	2,102
Singapore	33,636
Taiwan	9,879
All other foreign jurisdictions	18,779
Total	$115,167

	2024	2023
	(in thousands)
Cash paid for income taxes	$121,428	$140,239

Teradyne is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. As of December 31, 2025, all material state and local income tax matters have been concluded through 2020, all material federal income tax matters have been concluded through 2021 and all material foreign income tax matters have been concluded through 2017. However, in some jurisdictions, including the United States, operating losses and tax credits may be subject to adjustment until such time as they are utilized and the year of utilization is closed to adjustment.

As of December 31, 2025, Teradyne is not permanently reinvested with respect to the unremitted earnings of non-U.S. subsidiaries to the extent that those earnings exceed local statutory and operational requirements. Remittance of those earnings is not expected to result in material income tax.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA, P.L. 119-21) was enacted, introducing significant changes to U.S. federal income tax law. Key provisions include the permanent extension of 100% bonus depreciation, immediate expensing of research and experimental expenditures, and modifications to the deduction for business interest expense. The OBBBA also reduces the deduction rates for taxation of foreign income and taxation of income from export sales. The OBBBA did not have a material impact on the consolidated financial statements for the year ended December 31, 2025.

V. SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

As of December 31, 2024, Teradyne had two reportable segments (Semiconductor Test and Robotics) and four operating segments (Semiconductor Test, System Test, Wireless Test, and Robotics). Effective March 2025, Teradyne's Chief Operating Decision Maker (“CODM”) (Teradyne's Chief Executive Officer) placed Regan Mills as President, Product Test, which as of that date included Production Board Test, Defense/Aerospace, and Wireless Test. As noted in Note D: “Acquisitions” and based on the underlying business activities and established reporting structure, upon acquisition, PIC Testing was aggregated into Product Test. As a result, Teradyne has three reportable segments (Semiconductor Test, Robotics, and Product Test). As of December 31, 2025, each of Teradyne's reportable segments represents an individual operating segment. All prior period disclosures have been recast to conform to the current segment structure and presentation requirements.

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

Segment information for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Semiconductor Test	Robotics	Product Test	Reportable Segments	Corporate and Eliminations	Consolidated
	(in thousands)
2025
Revenues	$2,523,744	$308,295	$357,985	$3,190,024	$—	$3,190,024
Less:
Cost of revenues	1,016,014	150,983	140,500	1,307,497	—	1,307,497
Engineering and development	344,113	58,701	50,860	453,674	—	453,674
Selling and marketing	221,604	95,435	49,533	366,572	—	366,572
General and administrative	105,558	39,816	23,236	168,610	—	168,610
Other segment items (1)(2)	135,721	62,727	33,164	231,612	8,799	240,411
Income (loss) before taxes (2)	700,734	(99,367)	60,692	662,059	(8,799)	653,260
Total assets (3)	1,733,692	733,490	385,940	2,853,122	1,330,477	4,183,599
Property additions	197,113	13,283	14,778	225,174	—	225,174
Depreciation and amortization expense	93,857	24,463	9,653	127,973	8	127,981

2024
Revenues	$2,123,920	$364,848	$331,112	$2,819,880	$—	$2,819,880
Less:
Cost of revenues	866,353	155,080	120,400	1,141,833	—	1,141,833
Engineering and development	295,614	67,306	46,556	409,476	—	409,476
Selling and marketing	187,384	113,327	50,317	351,028	—	351,028
General and administrative	89,952	54,328	21,282	165,562	—	165,562
Other segment items (1)(2)	126,449	52,359	26,833	205,641	(62,746)	142,895
Income (loss) before taxes (2)	558,168	(77,552)	65,724	546,340	62,746	609,086
Total assets (3)	1,287,219	742,017	213,749	2,242,984	1,465,730	3,708,714
Property additions	168,130	22,275	7,690	198,095	—	198,095
Depreciation and amortization expense	85,737	27,668	6,336	119,741	—	119,741

2023
Revenues	$1,957,188	$375,183	$343,927	$2,676,298	$—	$2,676,298
Less:
Cost of revenues	846,570	151,833	118,040	1,116,443	—	1,116,443
Engineering and development	257,387	68,668	44,538	370,593	—	370,593
Selling and marketing	162,068	107,157	50,131	319,356	—	319,356
General and administrative	77,786	56,483	25,104	159,373	—	159,373
Other segment items (1)(2)	114,873	45,294	26,657	186,824	(1,863)	184,961
Income (loss) before taxes (2)	498,504	(54,252)	79,457	523,709	1,863	525,572
Total assets (3)	1,388,842	737,323	191,055	2,317,220	1,169,605	3,486,824
Property additions	113,664	40,739	5,239	159,642	—	159,642
Depreciation and amortization expense	78,568	25,527	7,021	111,116	(230)	110,886

(1)
For each reportable segment, the other segment items category includes equity and variable compensation, acquired intangible assets amortization, and restructuring and other charges.
(2)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, acquired intangible amortization, gain on the sale of a business, retirement plan gains (losses), legal and environmental fees, acquisition and divestiture related expenses, contract termination settlement charge, and an expense for the modification of outstanding equity awards.
(3)
Total assets are attributable to each segment. In 2023, Semiconductor Test includes $34.8 million of total assets classified as assets held for sale. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Information as to Teradyne’s revenues by country is as follows:

	2025	2024	2023
	(in thousands)
Revenues from customers (1):
Taiwan	$1,155,195	$601,997	$384,842
China	451,294	375,186	314,899
Korea	446,297	695,669	394,690
United States	360,892	374,333	433,661
Europe	215,432	251,285	273,784
Malaysia	107,366	62,376	89,197
Singapore	95,225	90,113	116,969
Philippines	92,515	53,636	189,419
Thailand	67,646	49,268	91,818
Japan	65,623	159,827	281,742
Rest of the World	132,539	106,190	105,277
	$3,190,024	$2,819,880	$2,676,298

(1)
Revenues attributable to a country are based on location of customer site.

Teradyne typically has a specifying customer such as an OEM, IDM, or Fabless company, who chooses platforms and drives demand, and a purchasing customer who actually places the order and receives the equipment. In different cases, the specifying and purchasing customers have more influence in the purchase decision. In 2025, we had two customers who specified greater than 10% of our consolidated revenues and one additional customer who directly purchased more than 10% of our consolidated revenues. The two specifying customers were both customers of our Semiconductor Test and Product Test segments and drove 12% and 10% of consolidated revenues. The additional direct customer, a customer of our Semiconductor Test segment, accounted for 19% of consolidated revenues including certain revenues specified by other customers. In 2024, we estimate one customer of the Semiconductor Test and Wireless Test segments, specified approximately 13% of consolidated revenues. In 2023, one customer of our Semiconductor Test segment accounted for approximately 10% of consolidated revenues.

Long-lived assets by geographic area:

	United States	Foreign (1)	Total
	(in thousands)
December 31, 2025	$364,237	$275,396	$639,633
December 31, 2024	$328,733	$249,623	$578,356

(1)
As of December 31, 2025, and December 31, 2024, long-lived assets attributable to Denmark were $95.9 million and $85.1 million, respectively. As of December 31, 2025, and December 31, 2024, long-lived assets attributable to Singapore were $65.0 and $74.8 million, respectively.

W. STOCK REPURCHASE PROGRAM

In January 2023, Teradyne’s Board of Directors cancelled the January 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. In 2025, Teradyne repurchased 6.3 million shares of common stock for a total cost of $708.7 million at an average price of $112.21 per share. In 2024, Teradyne repurchased 1.7 million shares of common stock for $199.4 million at an average price of $114.63 per share. The cumulative repurchases under the January 2023 repurchase program as of December 31, 2025, were 12.0 million shares of common stock for $1,308.6 million at an average price per share of $109.38.

The total cost of shares acquired includes commissions and related excise tax and is recorded as a reduction to retained earnings.

X. SUBSEQUENT EVENTS

In January 2026, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.13 per share to be paid on March 13, 2026 to shareholders of record as of February 13, 2026.

While Teradyne declared a quarterly cash dividend and authorized a share repurchase program, it may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of Teradyne’s Board of Directors which will consider, among other things, Teradyne’s earnings, capital requirements and financial condition.

On January 29, 2026, Teradyne and MultiLane, a leading high-speed input/output (“I/O”) test and measurement company, announced an agreement to form a joint venture, MultiLane Test Products (“MLTP”). MLTP is being formed to serve the growing demand from the AI Data Center equipment market by accelerating the development of test solutions for critical high speed data connections. Under the agreement, MultiLane will contribute all the assets related to its test and measurement business to the joint venture and Teradyne will invest in approximately $157 million in exchange for 75% ownership of MLTP. This transaction is expected to close in the first half of 2026 and is subject to customary closing conditions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report.

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

Item 9B: Other Information

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended December 31, 2025, the following Section 16 Officers or directors adopted, modified or terminated Rule 10b5-1 trading plans:

Reagan Mills, President of Product Test

Reagan Mills, the President of our Product Test Division, entered into a new Rule 10b5-1 trading plan on November 11, 2025. The Rule 10b5-1 trading plan provides that Mr. Mills, acting through a broker, may sell up to an aggregate of 1,517 shares. Subject to price limits, the first trade under Mr. Mills' Rule 10b5-1 trading plan is scheduled for February 25, 2026. Mr. Mills' plan is scheduled to terminate on April 6, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Mills or the broker, or as otherwise provided in the plan.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive Proxy Statement in connection with our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the close of the fiscal year covered by this Annual Report and is incorporated herein by reference.

We have adopted a written code of business conduct that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct is available on our investor relations website at investors.teradyne.com under the section entitled “Governance Policies” in the “Governance” menu. If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

In accordance with Rule 10b5-1 we have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. If we make any substantive amendments to our Insider Trading Policy, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11: Executive Compensation

The information required by this Item 11 will be included in our definitive Proxy Statement in connection with our 2026 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and is incorporated herein by reference. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive Proxy Statement in connection with our 2026 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and is incorporated herein by reference. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive Proxy Statement in connection with our 2026 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive Proxy Statement in connection with our 2026 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report and is incorporated herein by reference.

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

15(c) Financial Statement Schedules

TERADYNE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2025 Allowance for credit losses	$2,111	$442	$68	$211	$2,410
2024 Allowance for credit losses	$1,988	$149	$(36)	$(10)	$2,111
2023 Allowance for credit losses	$1,955	$301	$23	$291	$1,988

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Deferred taxes:
2025 Valuation allowance	$117,254	$7,709	$96	$997	$124,062
2024 Valuation allowance	$109,251	$8,809	$(41)	$765	$117,254
2023 Valuation allowance	$103,807	$5,759	$59	$374	$109,251

Item 16: Form 10-K Summary

Not applicable.

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference

3.1	Restated Articles of Organization.	Appendix B to Teradyne’s Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on March 29, 2024.

3.2	Amended and Restated By-laws, as amended.	Exhibit 3.1 to Teradyne’s Current Report on Form 8-K filed on January 29, 2024.

4.1	Indenture dated as of December 12, 2016, between Teradyne, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Teradyne’s Current Report on Form 8-K filed on December 12, 2016.

4.2	First Supplemental Indenture dated as of November 4, 2021 between Teradyne, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021.

4.3	Description of Teradyne, Inc. Securities Registered under Section 12 of the Exchange Act.	Filed herewith.

10.1†	Standard Manufacturing Agreement entered into as of November 24, 2003 by and between Teradyne and Solectron.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.2†	Second Amendment to Standard Manufacturing Agreement, dated as of August 27, 2007, by and between Teradyne and Solectron.	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.3†	Sixth Amendment to Standard Manufacturing Agreement, dated as of July 27, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.4	Addendum to Standard Manufacturing Agreement (Authorized Purchase Agreement)—Revised July 1, 2010.	Exhibit 10.6 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.5	Eighth Amendment to Standard Manufacturing Agreement, dated as of April 13, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.7 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.6†	Ninth Amendment to Standard Manufacturing Agreement, dated as of September 17, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.8 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.7	2006 Equity and Cash Compensation Incentive Plan, as amended. *	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed on May 13, 2021.

10.8	Danish Sub-Plan to the 2006 Equity and Cash Compensation Incentive Plan.	Exhibit 10.10 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

10.9	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.9 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.10	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

10.11	Form of Executive Officer Stock Option Agreement under 2006 Equity and Cash Compensation Incentive Plan, as amended. *	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

10.12	Form of Restricted Stock Unit Agreement for Directors under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.12 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

10.13	1996 Employee Stock Purchase Plan, as amended.*	Exhibit 10.13 to Teradyne's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.14	Danish Sub-Plan to the 1996 Employee Stock Purchase Plan.	Exhibit 10.15 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.15	Deferral Plan for Non-Employee Directors, as amended.*	Exhibit 10.1 to Teradyne’s Quarterly Report on form 10-Q for the quarter ended October 3, 2021.

10.16	Supplemental Savings Plan, as amended and restated.*	Exhibit 10.18 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.17	Supplemental Executive Retirement Plan, as restated.*	Exhibit 10.19 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.18	Agreement Regarding Termination Benefits dated January 31, 2023 between Teradyne and Gregory S. Smith.*	Exhibit 10.18 to Teradyne's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.19	Employment Agreement dated May 7, 2004 between Teradyne and Mark Jagiela.*	Exhibit 10.37 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.20	Executive Officer Retirement Agreement dated July 17, 2019 between Teradyne and Gregory R. Beecher.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.21	Executive Officer Agreement dated January 31, 2023 between Teradyne and Mark Jagiela.*	Exhibit 10.21 to Teradyne's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.22	Amended and Restated Executive Officer Change in Control Agreement dated May 26, 2009 between Teradyne and Charles J. Gray, as amended.*	Exhibit 10.30 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.23	Employment Agreement dated July 24, 2009 between Teradyne and Charles J. Gray.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010.

10.24	Executive Officer Agreement dated January 25, 2024 between Teradyne and Charles J. Gray.*	Exhibit 10.1 to Teradyne's Current Report on Form 8-K/A filed January 29, 2024

10.25	Amended and Restated Executive Officer Change in Control Agreement dated June 30, 2012 between Teradyne and Walter G. Vahey, as amended.*	Exhibit 10.32 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.26	Employment Agreement dated February 6, 2013 between Teradyne and Walter G. Vahey.*	Exhibit 10.33 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.27	Executive Officer Change in Control Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.28	Employment Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.29	Executive Change in Control Agreement dated February 8, 2016 between Teradyne, Inc. and Gregory S. Smith.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.30	Employment Agreement dated February 8, 2016 between Teradyne, Inc. and Gregory S. Smith.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.31	Teradyne Offer of Employment dated February 8, 2019 for Sanjay Mehta.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.32	Executive Officer Change in Control Agreement dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.33	Employment Agreement dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.34	Agreement Regarding Termination Benefits dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.4 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.35	Executive Officer Change in Control Agreement dated October 1, 2020 between Teradyne, Inc. and Richard Burns.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020.

10.36	Executive Officer Change in Control Agreement dated August 21, 2023 between Teradyne, Inc. and Ujjwal Kumar.*	Exhibit 10.1 to Teradyne's Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.

10.37	Employment Agreement dated June 27, 2023 between Teradyne, Inc. and Ujjwal Kumar.*	Exhibit 10.2 to Teradyne's Quarterly Report on Form 10-Q for the quarter ended October 1, 2023

10.38	Executive Officer Change in Control Agreement dated February 2, 2024 between Teradyne, Inc. and Ryan Driscoll.*	Exhibit 10.38 to Teradyne's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

10.39	Employment Agreement dated October 1, 2020 between Teradyne, Inc. and Richard Burns.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020.

10.40	Executive Officer Change in Control Agreement dated November 14, 2023 between Teradyne, Inc. and John Wood. *	Exhibit 10.1 to Teradyne's Quarterly Report on Form 10-Q for the quarter ended September 29, 2024.

10.41	Executive Officer Change in Control Agreement dated August 23, 2024 between Teradyne, Inc. and John Lukez. *	Exhibit 10.2 to Teradyne's Quarterly Report on Form 10-Q for the quarter ended September 29, 2024.

10.43	Separation and Release of Claims Agreement, dated as of August 28, 2025, by and between Ujjwal Kumar and Teradyne, Inc. *	Exhibit 10.1 to Teradyne's Quarterly Report on Form 10-Q for the quarter ended September 28, 2025.

10.44	Employment Agreement dated October 27, 2025 between Teradyne, Inc. and Michelle Turner. *	Filed herewith.

10.45	Executive Officer Change in Control Agreement dated October 27, 2025 between Teradyne, Inc. and Michelle Turner. *	Filed herewith.

10.46	Time-Based Restricted Stock Unit Agreement dated May 1, 2019 for Sanjay Mehta under 2006 Equity and Cash Compensation Plan.*	Exhibit 10.5 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.47	Form of Indemnification Agreement.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.48	LitePoint Corporation 2002 Stock Plan.	Exhibit 10.43 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

10.49	Credit Agreement dated May 1, 2020 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed May 5, 2020.

10.50	First Amendment to Credit Agreement dated December 10, 2021 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Exhibit 10.52 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

10.51	Second Amendment to Credit Agreement dated October 5, 2022 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022.

10.52	Third Amendment to Credit Agreement dated November 7, 2023 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Exhibit 10.1 to Teradyne's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

19.1	Teradyne Insider Trading Policy	Filed herewith.

21.1	Subsidiaries of Teradyne.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.

97.1	Policy for Recoupment of Incentive Compensation.	Filed herewith.

101

The following financial information from Teradyne, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31,

2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page of the Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).

† -Confidential treatment granted.

* -Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of February 2026.

TERADYNE, INC.

By:	/S/ MICHELLE TURNER
Michelle Turner,
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL J. TUFANO Paul J. Tufano	Chair of the Board	February 19, 2026

/S/ GREGORY SMITH Gregory Smith	Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2026

/S/ MICHELLE TURNER Michelle Turner	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2026

/S/ PETER HERWECK Peter Herweck	Director	February 19, 2026

/S/ MERCEDES JOHNSON Mercedes Johnson	Director	February 19, 2026

/S/ ERNEST E. MADDOCK Ernest E. Maddock	Director	February 19, 2026

/S/ MARILYN MATZ Marilyn Matz	Director	February 19, 2026

/S/ BRIDGET VAN KRALINGEN Bridget van Kralingen	Director	February 19, 2026

/S/ DREW HENRY Drew Henry	Director	February 19, 2026

/S/ DR. NECIP SAYINER Dr. Necip Sayiner	Director	February 19, 2026