Form 10-Q
period 2026-03-29
TERADYNE, INC
filed 2026-05-01
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2026

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

The number of shares outstanding of the registrant’s only class of Common Stock as of April 27, 2026, was 156,542,162 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29, 2026	December 31, 2025
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$241,944	$293,751
Marketable securities	3,653	28,247
Accounts receivable, less allowance for credit losses of $2,482 and $2,410 at March 29, 2026 and December 31, 2025, respectively	1,107,522	786,913
Inventories, net	362,757	379,552
Prepayments	438,577	427,564
Other current assets	18,720	33,273
Total current assets	2,173,173	1,949,300
Property, plant and equipment, net	585,724	562,999
Operating lease right-of-use assets, net	76,222	76,635
Marketable securities	148,374	126,256
Deferred tax assets	281,776	275,265
Retirement plans assets	12,078	12,059
Equity method investment	522,583	537,098
Other assets	70,743	71,697
Acquired intangible assets, net	48,979	51,271
Goodwill	514,175	521,019
Total assets	$4,433,827	$4,183,599
LIABILITIES
Current liabilities:
Accounts payable	$344,681	$269,185
Accrued employees’ compensation and withholdings	156,194	254,973
Deferred revenue and customer advances	197,127	153,124
Other accrued liabilities	122,512	111,845
Operating lease liabilities	18,438	19,340
Short-term debt	—	200,000
Income taxes payable	173,259	106,740
Total current liabilities	1,012,211	1,115,207
Retirement plans liabilities	143,354	144,874
Long-term deferred revenue and customer advances	58,371	50,888
Deferred tax liabilities	4,556	5,378
Long-term other accrued liabilities	7,559	7,601
Long-term operating lease liabilities	63,960	63,899
Total liabilities	1,290,011	1,387,847
Commitments and contingencies (Note R)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 156,540 and 156,088 shares issued and outstanding at March 29, 2026, and December 31, 2025, respectively	19,568	19,511
Additional paid-in capital	1,986,089	1,989,911
Accumulated other comprehensive loss (gain)	20,379	41,895
Retained earnings	1,117,780	744,435
Total shareholders’ equity	3,143,816	2,795,752
Total liabilities and shareholders’ equity	$4,433,827	$4,183,599

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 29, 2026	March 30, 2025
	(in thousands, except per share amount)
Revenues:
Products	$1,142,971	$561,958
Services	139,523	123,722
Total revenues	1,282,494	685,680
Cost of revenues:
Cost of products	453,447	224,142
Cost of services	48,098	46,202
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	501,545	270,344
Gross profit	780,949	415,336
Operating expenses:
Selling and administrative	166,737	157,257
Engineering and development	135,561	118,188
Acquired intangible assets amortization	2,224	4,573
Restructuring and other	3,425	14,515
Total operating expenses	307,947	294,533
Income from operations	473,002	120,803
Non-operating (income) expense:
Interest income	(2,422)	(5,076)
Interest expense	3,151	795
Other (income) expense, net	6,597	6,060
Income before income taxes and equity in net earnings of affiliate	465,676	119,024
Income tax provision	62,157	14,544
Income before equity in net earnings of affiliate	403,519	104,480
Equity in net earnings of affiliate	(4,611)	(5,584)
Net income	$398,908	$98,896
Net income per common share:
Basic	$2.55	$0.61
Diluted	$2.53	$0.61
Weighted average common shares—basic	156,410	161,501
Weighted average common shares—diluted	157,636	161,996

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 29, 2026	March 30, 2025
	(in thousands)
Net income	$398,908	$98,896
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, and $0, respectively	(19,933)	39,319
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(244), and $132, respectively	(1,540)	620
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $(4), and $21, respectively	(42)	75
	(1,582)	695
Cash flow hedges:
Unrealized (losses) gains arising during period, net of tax of $0, and $(58), respectively	—	(202)
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $0, and $(166), respectively	—	(582)
	—	(784)
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, and $0, respectively	(1)	(2)
Other comprehensive income (loss)	(21,516)	39,228
Comprehensive income	$377,392	$138,124

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Shareholders’ Equity
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
For the Three Months Ended March 29, 2026
Balance, December 31, 2025	156,088	$19,511	$1,989,911	$41,895	$744,435	$2,795,752
Net issuance of common stock under stock-based plans	476	60	(24,471)			(24,411)
Stock-based compensation expense			20,649			20,649
Repurchase of common stock	(24)	(3)			(5,201)	(5,204)
Cash dividends ($0.13 per share)					(20,362)	(20,362)
Net income					398,908	398,908
Other comprehensive income (loss)				(21,516)		(21,516)
Balance, March 29, 2026	156,540	$19,568	$1,986,089	$20,379	$1,117,780	$3,143,816
For the Three Months Ended March 30, 2025
Balance, December 31, 2024	161,722	$20,215	$1,909,538	$(81,220)	$970,761	$2,819,294
Net issuance of common stock under stock-based plans	432	54	13			67
Stock-based compensation expense			16,629			16,629
Repurchase of common stock	(1,480)	(185)			(157,016)	(157,201)
Cash dividends ($0.12 per share)					(19,414)	(19,414)
Net income					98,896	98,896
Other comprehensive income (loss)				39,228		39,228
Balance, March 30, 2025	160,674	$20,084	$1,926,180	$(41,992)	$893,227	$2,797,499

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 29, 2026	March 30, 2025
	(in thousands)
Cash flows from operating activities:
Net income	$398,908	$98,896
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	30,240	25,523
Stock-based compensation	21,902	15,204
Equity in net earnings of affiliate	4,611	5,584
Losses (gains) on investments	3,317	3,372
Provision for excess and obsolete inventory	4,682	4,945
Amortization	2,415	4,779
Deferred taxes	(7,777)	(7,811)
Other	2,286	3,483
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(322,017)	13,053
Inventories	20,827	(31,049)
Prepayments and other assets	4,049	13,650
Accounts payable and other liabilities	(15,025)	(9,950)
Deferred revenue and customer advances	51,964	10,200
Retirement plans contributions	(1,534)	(1,282)
Income taxes	66,276	13,040
Net cash provided by operating activities	265,124	161,637

Cash flows from investing activities:
Purchases of property, plant and equipment	(64,733)	(64,021)
Acquisition of businesses, net of cash acquired	—	(17,002)
Purchase of investment in a business	—	(3,011)
Purchases of marketable securities	(40,797)	(10,753)
Proceeds from maturities of marketable securities	10,910	27,381
Proceeds from sales of marketable securities	27,328	5,633
Net cash used for investing activities	(67,292)	(61,773)

Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	50,000	—
Repayments of borrowings on revolving credit facility	(250,000)	—
Dividend payments	(20,362)	(19,406)
Repurchase of common stock	(5,518)	(157,475)
Payments related to net settlement of employee stock compensation awards	(39,437)	(14,726)
Issuance of common stock under stock purchase and stock option plans	15,101	14,792
Net cash used for financing activities	(250,216)	(176,815)

Effects of exchange rate changes on cash and cash equivalents	577	(771)
Decrease in cash and cash equivalents	(51,807)	(77,722)
Cash and cash equivalents at beginning of period	293,751	553,354
Cash and cash equivalents at end of period	$241,944	$475,632
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$5,420	$7,135

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

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

B. ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These condensed consolidated interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such condensed consolidated interim financial statements. The December 31, 2025, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2026, for the year ended December 31, 2025.

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

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03-“Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure of additional expense information on an annual and interim basis, including the amounts of inventory purchases, employee compensation, depreciation, and intangible asset amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Teradyne is currently evaluating the impact of this new standard.

In July 2025, the FASB issued ASU 2025-05 - “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduces a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is in effect as of December 15, 2025. This ASU had no impact on results of operations, cash flows or financial condition.

D. ACQUISITIONS

Quantifi Photonics

On May 31, 2025, Teradyne acquired all of the issued and outstanding shares of Quantifi Photonics (“Quantifi”), a privately held company in New Zealand and a leader in photonic integrated circuit (“PIC”) test solutions for a total purchase price of $127.2 million. The acquisition of Quantifi enables Teradyne to deliver scalable PIC test solutions. Teradyne’s allocation of the purchase price was goodwill of $83.1 million, which is not deductible for tax purposes, acquired intangible assets of $43.6 million with a weighted average estimated useful life of 10.0 years, and $0.6 million of net tangible assets. The goodwill is attributable to cost synergies, assembled workforce and anticipated incremental revenue streams. The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The results of Quantifi have been included in Teradyne’s Product Test segment from the date of acquisition.

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

Automated Test Equipment Technology

On January 31, 2025, Teradyne acquired from Infineon Technologies AG (“Infineon”) its automated test equipment technology and associated development team (“AET”) based in Regensburg, Germany for a total purchase price of 17.6 million Euros, equivalent to $18.3 million, subject to customary adjustments. AET adds resources and expertise to Teradyne and strengthens the relationship between Teradyne and Infineon. The AET acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne’s Semiconductor Test segment from the date of acquisition. As of the acquisition date, Teradyne’s purchase price allocation was goodwill of $1.3 million for expected synergies from combining operations, acquired intangible assets of $6.4 million, consisting of developed technology and customer relationships, with a weighted average estimated useful life of 4.6 years, and $10.7 million of net tangible assets, including $11.7 million of inventory. The fair values of the tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The acquisition was not material to Teradyne’s condensed consolidated financial statements.

E. REVENUE

Disaggregation of Revenue

The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Robotics	Product Test	Total
	System on-a-Chip	Memory	IST
	(in thousands)
For the Three Months Ended March 29, 2026
Timing of Revenue Recognition
Point in Time	$808,102	$193,723	$18,766	$88,760	$61,915	$1,171,266
Over Time	73,705	8,727	7,778	2,498	18,520	111,228
Total	$881,807	$202,450	$26,544	$91,258	$80,435	$1,282,494
Geographical Market
Asia Pacific	$815,400	$195,058	$24,593	$16,945	$24,688	$1,076,684
Americas	17,045	6,839	1,951	40,523	47,524	113,882
Europe, Middle East and Africa	49,362	553	—	33,790	8,223	91,928
Total	$881,807	$202,450	$26,544	$91,258	$80,435	$1,282,494

For the Three Months Ended March 30, 2025
Timing of Revenue Recognition
Point in Time	$337,691	$101,662	$22,892	$67,146	$56,559	$585,950
Over Time	68,700	7,745	3,814	1,841	17,630	99,730
Total	$406,391	$109,407	$26,706	$68,987	$74,189	$685,680
Geographical Market
Asia Pacific	$358,103	$107,681	$26,016	$15,062	$25,546	$532,408
Americas	35,052	917	690	32,471	40,785	109,915
Europe, Middle East and Africa	13,236	809	—	21,454	7,858	43,357
Total	$406,391	$109,407	$26,706	$68,987	$74,189	$685,680

Contract Balances

During the three months ended March 29, 2026, and March 30, 2025, Teradyne recognized $68.5 million and $25.3 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of March 29, 2026, Teradyne had $117.4 million of unsatisfied performance obligations with an original duration of greater than one year, of which 50% is expected to be recognized as revenue within the next 12 months.

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	March 29, 2026	December 31, 2025
	(in thousands)
Maintenance, service and training	$58,118	$62,337
Customer advances, undelivered elements and other	130,369	85,762
Extended warranty	67,011	55,913
Total deferred revenue and customer advances	$255,498	$204,012

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

The carrying value of this equity method investment as of March 29, 2026 and December 31, 2025, was $522.6 million and $537.1 million, respectively, in the condensed consolidated balance sheets. For the three months ended March 29, 2026, Teradyne recorded a $4.6 million loss related to equity in net earnings of affiliate and a $9.9 million loss in other comprehensive income (loss) related to investment. For the three months ended March 30, 2025, Teradyne recorded a loss of $5.6 million of equity in net earnings of affiliate and a gain of $20.7 million in other comprehensive income (loss) related to this investment.

Based on the quoted closing price of Technoprobe stock as of March 29, 2026 and March 30, 2025, the fair value of the publicly traded investment was $1,068.2 million and $411.5 million, respectively.

Teradyne’s equity method basis difference was calculated as the difference between the investment and the amount of underlying equity in net assets acquired. The basis differences, net of tax, will be amortized over the estimated useful lives.

Teradyne made an accounting policy election to report its share of Technoprobe’s results on a 3-month lag, which is applied consistently from period to period. Teradyne records its share of Technoprobe’s net income or loss and the amortization of equity method basis difference, as ‘Equity in net earnings of affiliate’ in the condensed consolidated statements of operations. Teradyne includes its share of Technoprobe’s other comprehensive income and a cumulative translation adjustment in the condensed consolidated statements of comprehensive income.

G. INVENTORIES

Inventories, net consisted of the following at March 29, 2026, and December 31, 2025:

	March 29, 2026	December 31, 2025
	(in thousands)
Raw material	$261,969	$267,566
Work-in-process	56,012	47,876
Finished goods	44,776	64,110
Total inventories, net	$362,757	$379,552

Inventory reserves at March 29, 2026, and December 31, 2025, were $155.5 million and $151.8 million, respectively.

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

During the three months ended March 29, 2026, and March 30, 2025, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

	For the Three Months Ended
	March 29, 2026	March 30, 2025
	(in millions)
Realized gains and losses included in ‘Other (income) expense, net’ in the condensed consolidated statement of operations
Realized gains	$0.7	$0.7
Realized losses	0.1	1.2

Unrealized gains and losses on equity securities included in ‘Other (income) expense, net’ in the condensed consolidated statement of operations
Unrealized gains on equity securities	$—	$0.2
Unrealized losses on equity securities	4.0	3.1

Unrealized gains and losses on available-for-sale debt securities are included in ‘Accumulated other comprehensive income (loss)’ in the condensed consolidated balance sheet.

The cost of securities sold is based on average cost.

The following tables set forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 29, 2026, and December 31, 2025.

	March 29, 2026
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$193,259	$—	$—	$193,259
Cash equivalents	47,762	923	—	48,685
Available-for-sale securities:
Corporate debt securities	—	57,288	—	57,288
U.S. Treasury securities	—	12,627	—	12,627
Debt mutual funds	12,045	—	—	12,045
Non-U.S. government securities	—	9,731	—	9,731
Certificates of deposit and time deposits	—	1,329	—	1,329
Equity securities:
Mutual funds	59,007	—	—	59,007
	$312,073	$81,898	$—	$393,971
Derivative assets	—	1,145	—	1,145
Total	$312,073	$83,043	$—	$395,116
Liabilities
Derivative liabilities	—	2,994	—	2,994
Total	$—	$2,994	$—	$2,994

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$241,021	$923	$—	$241,944
Long-term marketable securities	71,052	77,322	—	148,374
Marketable securities	—	3,653	—	3,653
Prepayments	—	1,145	—	1,145
Total	$312,073	$83,043	$—	$395,116
Liabilities
Other current liabilities	$—	$2,994	$—	$2,994
Total	$—	$2,994	$—	$2,994

	December 31, 2025
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$214,712	$—	$—	$214,712
Cash equivalents	78,068	971	—	79,039
Available-for-sale securities:
U.S. Treasury securities	—	44,143	—	44,143
Corporate debt securities	—	36,384	—	36,384
Certificates of deposit and time deposits	—	1,354	—	1,354
Debt mutual funds	14,331	—	—	14,331
Non-U.S. government securities	—	924	—	924
Equity securities:
Mutual Funds	57,367	—	—	57,367
	$364,478	$83,776	$—	$448,254
Derivative assets	—	1,175	—	1,175
Total	$364,478	$84,951	$—	$449,429
Liabilities
Derivative liabilities	—	928	—	928
Total	$—	$928	$—	$928

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$292,780	$971	$—	$293,751
Long-term marketable securities	71,698	54,558	—	126,256
Marketable securities	—	28,247	—	28,247
Prepayments	—	1,175	—	1,175
Total	$364,478	$84,951	$—	$449,429
Liabilities
Other current liabilities	$—	$928	$—	$928
Total	$—	$928	$—	$928

The carrying amounts and fair values of Teradyne’s financial instruments at March 29, 2026, and December 31, 2025, were as follows:

	March 29, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$241,944	$241,944	$293,751	$293,751
Marketable securities	152,027	152,027	154,503	154,503
Derivative assets	1,145	1,145	1,175	1,175
Liabilities
Derivative liabilities	2,994	2,994	928	928

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of available-for-sale marketable securities at March 29, 2026:

	March 29, 2026
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Corporate debt securities	$62,249	$110	$(5,071)	$57,288	$49,277
U.S. Treasury securities	17,472	11	(4,856)	12,627	12,112
Debt mutual funds	12,254	—	(209)	12,045	2,929
Non-U.S. government securities	10,005	—	(274)	9,731	8,830
Certificates of deposit and time deposits	1,329	—	—	1,329	—
	$103,309	$121	$(10,410)	$93,020	$73,148

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$3,656	$1	$(4)	$3,653	$1,953
Long-term marketable securities	99,653	120	(10,406)	89,367	71,195
	$103,309	$121	$(10,410)	$93,020	$73,148

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2025:

	December 31, 2025
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$48,723	$90	$(4,670)	$44,143	$13,891
Corporate debt securities	40,090	293	(3,999)	36,384	22,941
Debt mutual funds	14,508	—	(177)	14,331	3,020
Certificates of deposit and time deposits	1,354	—	—	1,354	—
Non-U.S. government securities	924	—	—	924	—
	$105,599	$383	$(8,846)	$97,136	$39,852

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$28,213	$41	$(7)	$28,247	$2,293
Long-term marketable securities	77,386	342	(8,839)	68,889	37,559
	$105,599	$383	$(8,846)	$97,136	$39,852

As of March 29, 2026, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $39.7 million and $33.5 million, respectively. As of December 31, 2025, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $1.1 million and $38.8 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at March 29, 2026, and December 31, 2025, were not other than temporary.

The contractual maturities of investments in available-for-sale securities held at March 29, 2026, were as follows:

	March 29, 2026
	Cost	Fair Market Value
	(in thousands)
Due within one year	$3,656	$3,653
Due after 1 year through 5 years	10,079	9,871
Due after 5 years through 10 years	13,104	12,974
Due after 10 years	64,221	54,482
Total	$91,060	$80,980

Contractual maturities of investments in available-for-sale securities held at March 29, 2026, exclude debt mutual funds with a fair market value of $12.0 million as they do not have a contractual maturity date.

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

At March 29, 2026, and December 31, 2025, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Net Notional Value
	March 29, 2026	December 31, 2025
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Taiwan dollar	$28.6	$27.0
U.S. dollar/Japanese yen	14.2	16.9
U.S. dollar/Euro	13.4	—
U.S. dollar/Korean won	4.4	7.7
U.S. dollar/British pound sterling	1.5	1.9
Singapore dollar/U.S. dollar	89.8	62.6
Danish krone/U.S. dollar	12.0	—
Danish krone/Chinese yuan	6.5	—
Philippine peso/U.S. dollar	1.7	1.8
Chinese yuan/U.S. dollar	0.6	0.7
Euro/U.S. dollar	—	20.4
Total	$172.7	$139.0

The change in the fair value of the outstanding contracts resulted in a net loss of $1.8 million and a net gain of $0.2 million at March 29, 2026, and December 31, 2025, respectively.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in ‘Other (income) expense, net’ in the condensed consolidated statement of operations.

Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity, the gains or losses associated with cash flow hedge contracts are recorded to revenue.

The following table summarizes the fair value of derivative instruments as of March 29, 2026, and December 31, 2025:

	Balance Sheet Location	March 29, 2026	December 31, 2025
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,145	1,175
Foreign exchange forward contracts	Other current liabilities	(2,994)	(928)
Total derivatives		$(1,849)	$247

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three months ended March 29, 2026, and March 30, 2025:

		For the Three Months Ended
	Location of (Gains) Losses Recognized in Statement of Operations	March 29, 2026	March 30, 2025
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	Other (income) expense, net	$1,086	$(166)
Derivatives designated as hedging instruments:
Foreign exchange forward and option contracts	Revenue	—	(747)
Total Derivatives		$1,086	$(913)

(1)
The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three months ended March 29, 2026 and March 30, 2025, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.4 million and $2.2 million, respectively.

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

As of March 29, 2026, Teradyne did not have an outstanding balance under the Credit Agreement. As of December 31, 2025, Teradyne had an outstanding balance of $200 million under the Credit Agreement. The weighted-average interest rate on the outstanding borrowings as of December 31, 2025 was 4.86%. During the three months ended March 29, 2026, Teradyne paid $2.9 million in interest related to its debt from the Credit Facility. As of March 29, 2026, Teradyne was in compliance with all covenants under the Credit Agreement. Teradyne intends to extend the Credit Facility later in 2026.

J. PREPAYMENTS

Prepayments consist of the following:

	March 29, 2026	December 31, 2025
	(in thousands)
Contract manufacturer and supplier prepayments	$381,319	$364,170
Prepaid maintenance and other services	19,884	16,662
Prepaid taxes	11,774	9,861
Other prepayments	25,600	36,871
Total prepayments	$438,577	$427,564

K. PRODUCT WARRANTY

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended
	March 29, 2026	March 30, 2025
	(in thousands)
Balance at beginning of period	$19,150	$12,962
Accruals for warranties issued during the period	8,750	5,946
Accruals related to pre-existing warranties	(304)	(552)
Settlements made during the period	(4,216)	(5,280)
Balance at end of period	$23,380	$13,076

When Teradyne receives payment for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended
	March 29, 2026	March 30, 2025
	(in thousands)
Balance at beginning of period	$55,913	$41,624
Deferral of new extended warranty revenue	17,778	7,938
Recognition of extended warranty deferred revenue	(6,680)	(5,250)
Balance at end of period	$67,011	$44,312

L. STOCK-BASED COMPENSATION

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

Performance-based restricted stock units (“PRSUs”) granted to Teradyne’s executive officers may have a performance metric based on relative total shareholder return (“TSR”). For PRSUs granted beginning in 2026, Teradyne’s three‑year TSR performance will be measured against all other companies within the S&P 500. PRSUs granted prior to 2026, including those that remain outstanding and unvested, will continue to be measured against the New York Stock Exchange (“NYSE”) Composite Index for their full three‑year performance periods. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 0% to 200% of the target shares. The TSR PRSUs will vest upon the three-year anniversary of the grant date. The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the shorter of the three-year service period or the period from the grant to the date described in the retirement provisions below.

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

On January 22, 2024, the Board enacted the Executive Retirement Policy for Restricted Stock Unit and Option Vesting (the “Retirement Policy”). Under the Retirement Policy, an executive officer that is over the age of 65 and has 10 or more years of service as of the effective date of his or her retirement will be eligible for continued vesting of his or her unvested time-based restricted stock units and stock options granted prior to his or her retirement date.

During the three months ended March 29, 2026, and March 30, 2025, Teradyne granted 0.2 million and 0.5 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $267.08 and $114.51, respectively.

During the three months ended March 29, 2026, and March 30, 2025, Teradyne granted 0.1 million and 0.1 million of PBIT PRSUs with a weighted average grant date fair value of $267.63 and $114.47, respectively.

During the three months ended March 29, 2026, and March 30, 2025, Teradyne granted 0.1 million and 0.1 million of TSR PRSUs, with a weighted average grant date fair value of $440.94 and $120.80, respectively. The grant date fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Three Months Ended
	March 29, 2026	March 30, 2025
Risk-free interest rate	3.6%	4.2%
Teradyne volatility-historical	47.5%	41.7%
S&P 500 Constituents volatility-historical	27.6%
NYSE Composite Index volatility-historical		14.9%
Dividend yield	0.2%	0.4%

Expected volatility was based on the historical volatility of Teradyne’s stock and the companies within the S&P 500 for shares granted in 2026 and the NYSE Composite Index for shares granted prior to 2026 over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the applicable grant. Dividend yield was based upon an estimated annual dividend amount of $0.52 per share divided by Teradyne’s stock price on the grant dates, which have a weighted average grant date stock price of $269.07 for the 2026 grants, and an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $115.79 for the 2025 grant.

During the three months ended March 29, 2026, and March 30, 2025, Teradyne granted 0.1 million and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $101.61 and $44.65, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	March 29, 2026	March 30, 2025
Expected life (years)	3.5	4.0
Risk-free interest rate	3.7%	4.3%
Volatility-historical	46.9%	44.0%
Dividend yield	0.2%	0.4%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.52 per share divided by Teradyne’s stock price on the grant date, which have a weighted average grant date stock price of $269.07 for the 2026 grant and an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $115.79 for the 2025 grant.

M. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Three Months Ended March 29, 2026
Balance at December 31, 2025, net of tax of $0, $(1,892), $0, $(1,136), respectively	$47,328	$(6,571)	$—	$1,138	$41,895
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(244), $0, $0, respectively	(19,933)	(1,540)	—	—	(21,473)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $(4), $0, $0, respectively	—	(42)	—	(1)	(43)
Net current period other comprehensive loss, net of tax of $0, $(248), $0, $0, respectively	(19,933)	(1,582)	—	(1)	(21,516)
Balance at March 29, 2026, net of tax of $0, $(2,140), $0, $(1,136), respectively	$27,395	$(8,153)	$—	$1,137	$20,379

Three Months Ended March 30, 2025
Balance at December 31, 2024, net of tax of $0, $(2,174), $209, $(1,134), respectively	$(75,289)	$(7,807)	$731	$1,145	$(81,220)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $132, $(58), $0, respectively	39,319	620	(202)	—	39,737
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $21, $(166), $0, respectively	—	75	(582)	(2)	(509)
Net current period other comprehensive loss, net of tax of $0, $153, $(224), $0, respectively	39,319	695	(784)	(2)	39,228
Balance at March 30, 2025, net of tax of $0, $(2,021), $(15), $(1,134), respectively	$(35,970)	$(7,112)	$(53)	$1,143	$(41,992)

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three months ended March 29, 2026, and March 30, 2025, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		Affected Line Item in the Statements of Operations
	March 29, 2026	March 30, 2025
	(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $4, $(21), respectively	$42	$(75)	Other (income) expense, net
Cash flow hedges:
Unrealized (losses) gains, net of tax of $0, $166, respectively	—	582	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $0, $0, respectively	1	2	(a)
Total reclassifications, net of tax of $4, $145, respectively	$43	$509	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note Q: “Retirement Plans.”

N. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

Goodwill is considered impaired when the carrying value of a reporting unit exceeds its estimated fair value. Teradyne performs its annual goodwill impairment test as required under the provisions of Accounting Standards Codification (“ASC”) 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless there are negative qualitative factors relating to macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant events and changes during an interim period. The presence of such factors could, under certain circumstances, be a triggering event that causes us to perform a goodwill impairment test. The Company did not identify a triggering event and no impairment test of goodwill was required.

The changes in the carrying amount of goodwill by reportable segments for the three months ended March 29, 2026, were as follows:

	Robotics	Semiconductor Test	Product Test	Total
	(in thousands)
Balance at December 31, 2025
Goodwill	$416,401	$263,598	$603,586	$1,283,585
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	416,401	3,058	101,560	521,019
Foreign currency translation adjustment	(6,834)	(10)	—	(6,844)
Balance at March 29, 2026
Goodwill	$409,567	$263,588	$603,586	$1,276,741
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	$409,567	$3,048	$101,560	$514,175

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. For the three months ended March 29, 2026, the Company did not record any intangible asset impairment.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at March 29, 2026
Developed technology	$225,435	$(188,330)	$60	$37,165
Customer relationships	49,120	(44,942)	204	4,382
Tradenames and trademarks	40,487	(31,955)	(1,100)	7,432
Total intangible assets	$315,042	$(265,227)	$(836)	$48,979
Balance at December 31, 2025
Developed technology	$250,025	$(211,662)	$60	$38,423
Customer relationships	56,480	(51,953)	204	4,731
Tradenames and trademarks	40,487	(31,339)	(1,031)	8,117
Total intangible assets	$346,992	$(294,954)	$(767)	$51,271

(1)
In the three months ended March 29, 2026, $32.0 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.

Aggregate intangible asset amortization expense was $2.2 million and $4.6 million, respectively, for the three months ended March 29, 2026, and March 30, 2025.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2026	$6,005
2027	6,955
2028	6,874
2029	5,536
2030	4,436
Thereafter	19,173

O. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	March 29, 2026	March 30, 2025
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$398,908	$98,896
Weighted average common shares-basic	156,410	161,501
Effect of dilutive potential common shares:
Restricted stock units	1,148	444
Stock options	74	5
Employee stock purchase plan	4	46
Dilutive potential common shares	1,226	495
Weighted average common shares-diluted	157,636	161,996
Net income per common share-basic	$2.55	$0.61
Net income per common share-diluted	$2.53	$0.61

The computation of diluted net income per common share for the three months ended March 29, 2026, and March 30, 2025, excludes the effect of the potential vesting of less than 0.1 million, and 0.5 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

P. RESTRUCTURING AND OTHER

During the three months ended March 29, 2026, Teradyne recorded $3.4 million of restructuring and other charges, $1.7 million of which were acquisition and divestiture related expenses. During the three months ended March 29, 2026, Teradyne made $4.3 million of severance payments related to the 2025 Robotics restructurings.

During the three months ended March 30, 2025, Teradyne consolidated its Robotics go-to-market and other central functions to better serve its customers. As a result, Teradyne recorded $11.4 million of employee severance charges, $9.2 million of which is related to the Robotics restructuring which impacted approximately 150 employees. During the three months ended March 30, 2025, Teradyne made $4.2 million of Robotics severance payments. Additionally, Teradyne recorded $2.0 million of acquisition and divestiture related costs and $1.1 million related to asset impairment.

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

In the three months ended March 29, 2026, and March 30, 2025, Teradyne contributed $0.9 million and $0.8 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $0.3 million and $0.3 million, respectively, to certain qualified pension plans for non-U.S. subsidiaries.

For the three months ended March 29, 2026, and March 30, 2025, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	March 29, 2026		March 30, 2025
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$143	$299	$214	$124
Interest cost	1,359	349	1,709	262
Expected return on plan assets	(975)	(54)	(1,317)	(22)
Total net periodic pension cost	$527	$594	$606	$364

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

For the three months ended March 29, 2026, and March 30, 2025, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended
	March 29, 2026	March 30, 2025
	(in thousands)
Service cost	$7	$10
Interest cost	68	73
Amortization of prior service credit	(1)	(2)
Special termination benefits	—	684
Total net periodic postretirement benefit cost	$74	$765

R. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 29, 2026, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $1,486.0 million, of which $1,452.6 million is for less than one year.

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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of March 29, 2026, and December 31, 2025, Teradyne had a product warranty accrual of $23.4 million and $19.2 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $67.0 million and $55.9 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of March 29, 2026, and December 31, 2025, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

S. INCOME TAXES

The effective tax rate for the three months ended March 29, 2026, and March 30, 2025, was 13.3% and 12.2%, respectively. The increase in the effective tax rate from the three months ended March 30, 2025, to the three months ended March 29, 2026, is primarily attributable to lower benefits from tax credits, lower benefits related to U.S. taxation of international income, and higher expense related to Pillar Two. These impacts were partially offset by increased benefits from equity compensation and a projected shift in the geographic distribution of income.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of March 29, 2026, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of both March 29, 2026, and December 31, 2025, Teradyne had $6.9 million of gross reserves for uncertain tax positions.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of March 29, 2026, and December 31, 2025, $0.3 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions.

Expense of less than $0.1 million was recorded for each of the three months ended March 29, 2026, and March 30, 2025 for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings attributable to the Singapore tax holiday for three months ended March 29, 2026 and March 30, 2025 were $8.3 million or $0.05 per diluted share, and $2.0 million or $0.01 per diluted share, respectively. In December 2025, Teradyne entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2025. The new tax holiday is scheduled to expire on December 31, 2035.

On January 5, 2026, the Organisation for Economic Co-operation and Development (OECD/G20) Inclusive Framework released a ‘side-by-side’ arrangement that provides a safe harbor for U.S.-headquartered multinationals. The arrangement effectively recognizes the U.S. tax system as complying with the Pillar Two GloBE rules for fiscal years beginning on or after January 1, 2026. Under this arrangement, the Company expects its U.S.-parented group and foreign subsidiaries to be exempt from the Income Inclusion Rule (IIR) and the Undertaxed Profits Rule (UTPR) in foreign jurisdictions that adopt this safe harbor. As a result, we do not expect to have a material impact from top-up taxes under the IIR and UTPR. Teradyne continues to monitor the implementation of Qualified Domestic Minimum Top-up Taxes (QDMTTs) in foreign jurisdictions, which remain unaffected by the side-by-side arrangement.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA, P.L. 119-21) was enacted, introducing significant changes to U.S. federal income tax law. Key provisions include a permanent extension of 100% bonus depreciation, immediate expensing of research and experimental expenditures, and modifications to the business interest expense deduction. The OBBBA also reduces deduction rates related to foreign income and export sales income. The OBBBA is not expected to have a material impact on Teradyne’s consolidated financial statements for the year ended December 31, 2026.

T. SEGMENT INFORMATION

Teradyne has three reportable segments (Semiconductor Test, Robotics, and Product Test). As of March 29, 2026, each of Teradyne’s reportable segments represents an individual operating segment.

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

Segment information for the three months ended March 29, 2026, and March 30, 2025, is as follows:

	Semiconductor Test	Robotics	Product Test	Total Reportable Segments	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended March 29, 2026
Revenues	$1,110,801	$91,258	$80,435	$1,282,494	$—	$1,282,494
Less:
Cost of revenues	413,855	45,185	34,564	493,604	—	493,604
Engineering and development	93,296	12,262	14,339	119,897	—	119,897
Selling and marketing	63,831	21,188	13,113	98,132	—	98,132
General and administrative	26,839	8,758	6,486	42,083	—	42,083
Other segment items (1)(2)	44,928	4,829	7,226	56,983	6,119	63,102
Income (loss) before taxes (2)	468,052	(964)	4,707	471,795	(6,119)	465,676
Total assets (3)	2,087,713	692,054	356,238	3,136,005	1,297,822	4,433,827
Property additions	58,493	2,831	3,409	64,733	—	64,733
Depreciation and amortization expense	24,689	4,327	3,565	32,581	74	32,655

Three months ended March 30, 2025
Revenues	$542,504	$68,987	$74,189	$685,680	$—	$685,680
Less:
Cost of revenues	202,747	32,292	30,035	265,074	—	265,074
Engineering and development	80,211	15,855	11,539	107,605	—	107,605
Selling and marketing	51,697	24,514	11,737	87,948	—	87,948
General and administrative	26,552	9,865	4,969	41,386	—	41,386
Other segment items (1)(2)	25,495	23,638	7,273	56,406	8,237	64,643
Income (loss) before taxes (2)	155,802	(37,177)	8,636	127,261	(8,237)	119,024
Total assets (3)	1,396,660	742,621	205,840	2,345,121	1,360,716	3,705,837
Property additions	59,732	2,676	2,778	65,186	—	65,186
Depreciation and amortization expense	22,865	5,941	1,506	30,312	(10)	30,302

(1)
For each reportable segment, the other segment items category includes equity and variable compensation, acquired intangible assets amortization, inventory step-up, and restructuring and other charges.
(2)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), acquisition and divestiture related expenses, and ERP implementation related costs.
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

During the three months ended March 29, 2026, Teradyne repurchased less than 0.1 million shares of common stock for a total cost of $5.5 million at an average price of $229.00 per share. The cumulative repurchases under the January 2023 repurchase program as of March 29, 2026, were 12.0 million shares of common stock for $1,314.2 million at an average price per share of $109.62.

During the three months ended March 30, 2025, Teradyne repurchased 1.5 million shares of common stock for a total cost of $158.7 million at an average price of $107.21 per share.

The total cost of shares acquired includes commissions and related excise tax and is recorded as a reduction to retained earnings.

Dividends

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2026, and January 2025, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.13 and $0.12 per share, respectively. Dividend payments for the three months ended March 29, 2026, and March 30, 2025 were $20.4 million and $19.4 million, respectively.

V. SUBSEQUENT EVENTS

On April 8, 2026, Teradyne and MultiLane formed a joint venture, MultiLane Test Products (“MLTP”), to which MultiLane contributed the assets of its test and measurement business. MLTP is expected to serve the growing demand from the AI Data Center equipment market by accelerating the development of test solutions for critical high speed data connections. In connection with the formation of MLTP, Teradyne obtained a controlling 75% ownership interest in MLTP for a total purchase price of approximately $157.8 million, subject to customary post-closing adjustments. MLTP will be included in the Product Test Segment.

On April 16, 2026, Teradyne acquired all of the issued and outstanding shares of TestInsight Ltd. (“TestInsight”) for a total purchase price of $29.0 million, subject to customary post-closing adjustments. TestInsight is a leading provider of semiconductor test development, validation, and conversion software widely used across the industry. TestInsight will be included in the Semiconductor Test Segment.

Due to the limited time since the date of these transactions, certain business combination disclosures are not available or included in this filing.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward-looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

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
•
robotics (“Robotics”) products; and
•
product test (“Product Test”) systems, which includes circuit-board test and inspection systems, wireless test systems, photonic integrated circuit (“PIC”) test solutions, and defense and aerospace test instrumentation and systems.

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

During the first quarter of 2026, our Semiconductor Test segment delivered record results, driven primarily by continued strength in Artificial Intelligence (“AI”)–related demand across compute and memory applications resulting in Semiconductor Test revenue alone exceeding $1.0 billion for the first time. AI-related customer demand continues to be significant in the quarter, reflecting the investments by hyperscalers, vertically integrated producers, and merchant compute customers in AI data center infrastructure. Memory test revenue remained at near-record levels, driven by robust demand for high bandwidth memory (“HBM”) and DRAM test solutions supporting AI compute deployments. The first quarter results reflect our ongoing focus on AI-dominant testing requirements. Our Robotics segment achieved its fourth consecutive quarter of sequential revenue growth, which is notable given the typical seasonality associated with this business. Demand was supported by customer engagement across e‑commerce, electronics manufacturing, semiconductor, and AI data center end markets. In the Product Test Group, first quarter revenue increased year over year, supported by continued strength in defense and aerospace applications. Across the company, our first quarter results reflect strong execution and the benefits of prior investments in product development, manufacturing capacity, and strategic partnerships, which we expect to continue to support our performance over the course of 2026.

On April 8, 2026, we and MultiLane formed a joint venture, MultiLane Test Products (“MLTP”), to which MultiLane contributed the assets of its test and measurement business. MLTP is expected to serve the growing demand from the AI Data Center equipment market by accelerating the development of test solutions for critical high speed data connections. In connection with the formation of MLTP, we obtained a controlling 75% ownership interest in MLTP for a total purchase price of approximately $157.8 million, subject to customary post-closing adjustments. MLTP will be included in our Product Test Segment.

On April 16, 2026, we acquired all of the issued and outstanding shares of TestInsight Ltd. (“TestInsight”) for a total purchase price of $29.0 million, subject to customary post-closing adjustments. TestInsight is a leading provider of semiconductor test development, validation, and conversion software widely used across the industry. TestInsight will be included in our Semiconductor Test Segment.

Our capital allocation plan will continue to be balanced between investing in organic and inorganic growth and returning cash to shareholders through share repurchases and dividends while maintaining cash balances to enable us to run the business. During the first three months of 2026 we returned $25.9 million to shareholders through $5.5 million of share buybacks and $20.4 million of dividend payments. In April 2026, we paid a combined $166.7 million towards the formation of MLTP and the acquisition of TestInsight.

Government Regulations

We are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, and other laws and regulations. Additionally, U.S. and foreign governmental authorities have taken, and may continue to take, administrative, legislative or regulatory action that could impact our operations. We believe that our operations are in material compliance with applicable trade regulations. The costs we incurred in complying with applicable trade regulations for the three months ended March 29, 2026 were not material, however, compliance with these laws has limited our ability to compete in certain regions. It is possible that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects.

We have paid certain tariffs on imported products under the International Emergency Economic Powers Act (“IEEPA”) since the inception of the IEEPA tariffs in 2025. On April 20, 2026, U.S. Customs and Border Protection (“CBP”) began accepting refund claims related to these tariffs. While we have submitted refund requests, the timing and impact of any potential refunds remain uncertain, however, we do not expect the impact to be material to our financial position or results of operations.

For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see Part II - Item 1A “Risk Factors- Risks Related to Legal and Regulatory Compliance” included elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. The impact and any associated risks related to these estimates on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. There have been no significant changes during the three months ended March 29, 2026, to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 29, 2026	March 30, 2025
Percentage of revenues:
Revenues:
Products	89%	82%
Services	11	18
Total revenues	100	100
Cost of revenues:
Cost of products	35	33
Cost of services	4	7
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	39	39
Gross profit	61	61
Operating expenses:
Selling and administrative	13	23
Engineering and development	11	17
Acquired intangible assets amortization	—	1
Restructuring and other	—	2
Total operating expenses	24	43
Income from operations	37	18
Non-operating (income) expense:
Interest income	—	(1)
Interest expense	—	—
Other (income) expense, net	1	1
Income before income taxes and equity in net earnings of affiliate	36	17
Income tax provision	5	2
Income before equity in net earnings of affiliate	31	15
Equity in net earnings of affiliate	—	(1)
Net income	31%	14%

Results of Operations

First Quarter 2026 Compared to First Quarter 2025

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	March 29, 2026	March 30, 2025	Dollar Change
	(in millions)
Semiconductor Test	$1,110.8	$542.5	$568.3
Robotics	91.3	69.0	22.3
Product Test	80.4	74.2	6.2
	$1,282.5	$685.7	$596.8

The increase in Semiconductor Test revenues of $568.3 million, or 104.8%, was driven primarily by higher sales in compute related to artificial intelligence applications. The increase in Robotics revenues of $22.3 million, or 32.3%, was primarily due to increased sales of collaborative robotic arms, partially offset by decreased sales of autonomous mobile robots. The increase in Product Test revenues of $6.2 million, or 8.4%, was driven primarily by higher Defense/Aerospace sales.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	March 29, 2026	March 30, 2025
Taiwan	41%	28%
Korea	19	12
China	11	19
United States	7	11
Europe	7	6
Malaysia	4	2
Singapore	3	8
Philippines	2	4
Thailand	1	2
Japan	1	2
Rest of World	4	6
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	March 29, 2026	March 30, 2025	Dollar/Point Change
	(in millions)
Gross profit	$780.9	$415.3	$365.6
Percent of total revenues	60.9%	60.6%	0.3

Gross profit as a percent of revenue increased by 0.3 points, primarily due to volume increase in Semiconductor Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	March 29, 2026	March 30, 2025	Dollar Change
	(in millions)
Selling and administrative	$166.7	$157.3	$9.4
Percent of total revenues	13.0%	22.9%

The increase of $9.4 million in selling and administrative expenses was primarily driven by strategic investments in Semiconductor Test.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	March 29, 2026	March 30, 2025	Dollar Change
	(in millions)
Engineering and development	$135.6	$118.2	$17.4
Percent of total revenues	10.6%	17.2%

The increase of $17.4 million in engineering and development expenses was primarily driven by strategic investments in Semiconductor Test.

Restructuring and Other

During the three months ended March 29, 2026, we recorded $3.4 million of restructuring and other charges, $1.7 million of which were acquisition and divestiture related expenses. During the three months ended March 29, 2026, we made $4.3 million of severance payments related to the 2025 Robotics restructurings.

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

Interest and Other

	For the Three Months Ended
	March 29, 2026	March 30, 2025	Dollar Change
	(in millions)
Interest income	$(2.4)	$(5.1)	$2.7
Interest expense	3.2	0.8	$2.4
Other (income) expense, net	6.6	6.1	$0.5

The decrease in interest income was driven primarily by lower average cash balances and lower interest rates in the current period. The increase in interest expense was driven primarily by higher borrowings under the Revolving Credit Facility.

Income (Loss) Before Income Taxes and Equity in Net Earnings of Affiliate

	For the Three Months Ended
	March 29, 2026	March 30, 2025	Dollar Change
	(in millions)
Semiconductor Test	$468.1	$155.8	$312.3
Product Test	4.7	8.6	(3.9)
Robotics	(1.0)	(37.2)	36.2
Corporate and Eliminations (1)	(6.1)	(8.2)	2.1
	$465.7	$119.0	$346.7

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), and acquisition and divestiture related expenses.

The increase in income before income taxes and equity in net earnings of affiliate in Semiconductor Test was driven primarily by higher sales in compute related to artificial intelligence applications. The decrease in income before income taxes and equity in net earnings of affiliate in Product Test was driven primarily by strategic investments, partially offset by higher revenue. The decrease in loss before income taxes and equity in net earnings of affiliate in Robotics was primarily due to higher revenue and lower operating expenses primarily as a result of restructuring actions taken in 2025.

Income Taxes

The effective tax rate for the three months ended March 29, 2026, and March 30, 2025, was 13.3% and 12.2%, respectively. The increase in the effective tax rate from the three months ended March 30, 2025, to the three months ended March 29, 2026, is primarily attributable to lower benefits from tax credits, lower benefits related to U.S. taxation of international income, and higher expense related to Pillar Two. These impacts were partially offset by increased benefits from equity compensation and a projected shift in the geographic distribution of income.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

	March 29, 2026	December 31, 2025	Change
	(in millions)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$241.9	$293.8	$(51.9)
Short-term marketable securities	3.7	28.2	(24.5)
Long-term marketable securities	148.4	126.3	22.1
Total cash, cash equivalents and marketable securities:	$394.0	$448.3	$(54.3)

Short-term debt	$—	$200.0	$(200.0)

Our cash, cash equivalents and marketable securities balances decreased by $54.3 million in the three months ended March 29, 2026, to $394.0 million. Cash decreased primarily due to net repayments of borrowings on revolving credit facility of $200.0 million, partially offset by operating cash proceeds.

Our Third Amended and Restated Revolving Credit Agreement, amended as of November 7, 2023 (the “Credit Agreement”) provides a six-year, senior secured revolving credit facility of $750.0 million (the “Credit Facility”). As of March 29, 2026, Teradyne did not have an outstanding balance under the Credit Agreement. The Credit Agreement is set to expire on December 10, 2026. See

Note I: “Debt” for more information regarding our Credit Agreement. As of March 29, 2026, we were in compliance with all covenants under the Credit Agreement. We intend to extend the Credit Facility later in 2026.

Cash Flows

	March 29, 2026	March 30, 2025	Change
	(in millions)
Net cash (used for) provided by:
Operating activities	265.1	161.6	103.5
Investing activities	(67.3)	(61.8)	(5.5)
Financing activities	(250.2)	(176.8)	(73.4)
Effects of exchange rate changes on cash and cash equivalents	0.6	(0.8)	1.4
Net increase (decrease) in cash and cash equivalents	$(51.8)	$(77.7)	25.9

Net change in operating assets and liabilities, net of businesses acquired	(195.5)	7.7	(203.2)

Operating Activities

Operating activities during the three months ended March 29, 2026, provided cash of $265.1 million. Changes in operating assets and liabilities, net of businesses acquired used cash of $195.5 million due to a $297.1 million increase in operating assets and a $101.7 million increase in operating liabilities. The increase in operating assets was primarily due to increases in accounts receivable of $322.0 million. The increase in operating liabilities was primarily due to increases in income taxes and in deferred revenue and customer advances of $66.3 million and $52.0 million, respectively.

Operating activities during the three months ended March 30, 2025, provided cash of $161.6 million. Changes in operating assets and liabilities used cash of $7.7 million due to a $12.0 million increase in operating liabilities, partially offset by a $4.3 million increase in operating assets. The change in operating assets was primarily due to a $31.0 million increase in inventories, partially offset by a $13.1 million and $13.7 million decrease in accounts receivable and other assets, respectively. The change in operating liabilities was due to growth in accounts payable of $48.0 million, a $13.0 million uptick in income taxes, and a $10.2 million increase in deferred revenue and customer advance payments, partially offset by a $58.0 million decrease in accrued other and a $1.3 million decline in retirement plan contributions.

Investing Activities

Investing activities during the three months ended March 29, 2026, included $64.7 million used for the purchases of property, plant & equipment and $40.8 million used for the purchases of marketable securities, partially offset by $27.3 million provided by proceeds from sales of marketable securities and $10.9 million provided by proceeds from maturities of marketable securities.

Investing activities during the three months ended March 30, 2025, included $64.0 million used for the purchase of property, plant and equipment, $17.0 million used for the acquisition of business, net of cash acquired, $10.8 million used for the purchase of marketable securities, and $3.0 million used for investments in businesses, partially offset by $27.4 million in proceeds from the maturities of marketable securities and $5.6 million in proceeds from the sale of marketable securities.

Financing Activities

Financing activities during the three months ended March 29, 2026, included $200.0 million in net repayments of borrowings on revolving credit facility, $39.4 million used for payments related to net settlement of employee stock compensation awards, $20.4 million used for dividend payments, and $5.5 million used for the repurchase common stock, partially offset by $15.1 million provided by issuance of common stock under stock purchase and stock options plans.

Financing activities during the three months ended March 30, 2025, included $157.5 million used for the repurchase of 1.5 million shares of common stock at an average price of $107.21 per share, $19.4 million used for dividend payments and $14.7 million used for payments related to net settlements of employee stock compensation awards, partially offset by $14.8 million in proceeds from the issuance of common stock under employee stock purchase and stock option plans.

Material Cash Requirements

In January 2026 and January 2025, our Board of Directors declared a quarterly cash dividend of $0.13 and $0.12 per share, respectively. Dividend payments for the three months ended March 29, 2026, and March 30, 2025, were $20.4 million and $19.4 million, respectively.

In January 2023, our Board of Directors approved a repurchase program for up to $2.0 billion of common stock. During the three months ended March 29, 2026, we repurchased less than 0.1 million shares of common stock for $5.5 million, which excludes related excise tax, at an average price of $229.00 per share. The cumulative repurchases under the 2023 repurchase program as of March 29, 2026, were 12.0 million shares of common stock for $1,302.8 million, which excludes related excise tax, at an average price per share of $109.62. During the three months ended March 30, 2025, we repurchased 1.5 million shares of common stock for $157.5 million, which excludes related excise tax, at an average price of $107.21 per share.

While we have previously declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

We believe our cash, cash equivalents, marketable securities and senior secured revolving credit facility will be sufficient to pay our quarterly dividend and meet our working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings. As of March 29, 2026, we were in compliance with all covenants under the Credit Agreement.

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Program as discussed in Note S: “Stock-Based Compensation” in our 2025 Annual Report on Form 10-K, we have a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers and directors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note C: “Recently Issued Accounting Pronouncements” of this Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures about Market Risks

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Part 2 Item 7A, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on February 19, 2026. There were no material changes in our exposure to market risk from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 29, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

In addition to other information set forth in this Form 10-Q, including the risk discussed below, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2023, Teradyne’s Board of Directors cancelled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the three months ended March 29, 2026, we repurchased 0.02 million shares of common stock for a total cost of $5.5 million at an average price of $229.00 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes. During the three months ended March 30, 2025, we repurchased 1.5 million shares of common stock for $158.7 million at an average price of $107.21 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended March 29, 2026, (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 - January 25, 2026	17		$220.76		16	$687,764
January 26, 2026 - February 22, 2026	181		$244.59		8	$685,844
February 23, 2026 - March 29, 2026	1		$319.17		—	$685,844
	199	(1)	243.10	(1)	24

(1)
Includes approximately 175,362 shares at an average price of $245.04 withheld from employees for the payment of taxes.
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

Item 4: Mine Safety Disclosures

Not Applicable

Item 5: Other Information

10b5-1 Trading Plans

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended March 29, 2026, the following Section 16 Officers or directors adopted, modified or terminated Rule 10b5-1 trading plans:

Gregory Smith, President and Chief Executive Officer

Gregory Smith, our President and Chief Executive Officer, entered into a new Rule 10b5-1 trading plan on February 12, 2026. The Rule 10b5-1 trading plan provides that Mr. Smith, acting through a broker, may sell up to an aggregate of 44,597 shares. Subject to price limits, the first date that sales of any shares are permitted to be made under the trading arrangement is May 15, 2026. Mr. Smith’s plan is scheduled to terminate on February 26, 2027, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Smith or the broker, or as otherwise provided in the plan.

Ryan Driscoll, Vice President and General Counsel

Ryan Driscoll, our Vice President and General Counsel, entered into a new Rule 10b5-1 trading plan on February 5, 2026. The Rule 10b5-1 trading plan provides that Mr. Driscoll, acting through a broker, may sell up to an aggregate of 680 shares. Subject to price limits, the first date that sales of any shares are permitted to be made under the trading arrangement is May 7, 2026. Mr. Driscoll’s plan is scheduled to terminate on December 31, 2026, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Driscoll or the broker, or as otherwise provided in the plan.

Shannon Poulin, President of Semiconductor Test

Shannon Poulin, the President of our Semiconductor Test Division, entered into a new Rule 10b5-1 trading plan on February 19, 2026. The Rule 10b5-1 trading plan provides that Mr. Poulin, acting through a broker, may sell up to an aggregate of 4,432 shares. Subject to price limits, the first date that sales of any shares are permitted to be made under the trading arrangement is May 21, 2026. Mr. Poulin’s plan is scheduled to terminate on March 31, 2027, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Poulin or the broker, or as otherwise provided in the plan.

Regan Mills, President of Product Test

Regan Mills, the President of our Product Test Division, entered into a new Rule 10b5-1 trading plan on March 10, 2026. The Rule 10b5-1 trading plan provides that Mr. Mills, acting through a broker, may sell up to an aggregate of 1,369 shares. Subject to price limits, the first date that sales of any shares are permitted to be made under the trading arrangement is January 27, 2027. Mr. Mills’ plan is scheduled to terminate on April 6, 2027, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Mills or the broker, or as otherwise provided in the plan.

Marilyn Matz, Director

Marilyn Matz, a member of our Board of Directors, entered into a new Rule 10b5-1 trading plan on February 13, 2026. The Rule 10b5-1 trading plan provides that Ms. Matz, acting through a broker, may sell up to an aggregate of 14,400 shares. Subject to price limits, the first date that sales of any shares are permitted to be made under the trading arrangement is May 15, 2026. Ms. Matz’s plan is scheduled to terminate on May 14, 2027, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Ms. Matz or the broker, or as otherwise provided in the plan.

Mercedes Johnson, Director

Mercedes Johnson, a member of our Board of Directors, entered into a new Rule 10b5-1 trading plan on March 4, 2026. The Rule 10b5-1 trading plan provides that Ms. Johnson, acting through a broker, may sell up to an aggregate of 2,000 shares. Subject to price limits, the first date that sales of any shares are permitted to be made under the trading arrangement is June 2, 2026. Ms.

Johnson’s plan is scheduled to terminate on May 28, 2027, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Ms. Johnson or the broker, or as otherwise provided in the plan.

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

TERADYNE, INC.
Registrant

/s/ MICHELLE TURNER
Michelle Turner Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) May 1, 2026