Form 10-Q
period 2026-06-28
TERADYNE, INC
filed 2026-07-31
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

The number of shares outstanding of the registrant’s only class of Common Stock as of July 27, 2026, was 156,340,750 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 28, 2026	December 31, 2025
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$349,538	$293,751
Marketable securities	5,291	28,247
Accounts receivable, less allowance for credit losses of $2,835 and $2,410 at June 28, 2026 and December 31, 2025, respectively	1,109,711	786,913
Inventories, net	403,297	379,552
Prepayments	468,174	427,564
Other current assets	30,011	33,273
Total current assets	2,366,022	1,949,300
Property, plant and equipment, net	634,839	562,999
Operating lease right-of-use assets, net	94,302	76,635
Marketable securities	162,274	126,256
Deferred tax assets	289,582	275,265
Retirement plans assets	12,140	12,059
Equity method investment	514,957	537,098
Other assets	85,774	71,697
Acquired intangible assets, net	101,910	51,271
Goodwill	663,817	521,019
Total assets	$4,925,617	$4,183,599
LIABILITIES
Current liabilities:
Accounts payable	$383,422	$269,185
Accrued employees’ compensation and withholdings	220,690	254,973
Deferred revenue and customer advances	193,840	153,124
Other accrued liabilities	133,399	111,845
Operating lease liabilities	17,258	19,340
Short-term debt	—	200,000
Income taxes payable	164,907	106,740
Total current liabilities	1,113,516	1,115,207
Retirement plans liabilities	151,436	144,874
Long-term deferred revenue and customer advances	62,985	50,888
Deferred tax liabilities	12,929	5,378
Long-term other accrued liabilities	28,569	7,601
Long-term operating lease liabilities	82,869	63,899
Total liabilities	1,452,304	1,387,847
Commitments and contingencies (Note R)
EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 156,378 and 156,088 shares issued and outstanding at June 28, 2026, and December 31, 2025, respectively	19,547	19,511
Additional paid-in capital	2,003,232	1,989,911
Accumulated other comprehensive loss (gain)	10,756	41,895
Retained earnings	1,403,627	744,435
Total Teradyne shareholders’ equity	3,437,162	2,795,752
Equity attributable to noncontrolling interests	36,151	—
Total equity	3,473,313	2,795,752
Total liabilities and equity	$4,925,617	$4,183,599

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in thousands, except per share amount)		(in thousands, except per share amount)
Revenues:
Products	$1,191,327	$522,657	$2,334,298	$1,084,614
Services	137,663	129,140	277,186	252,863
Total revenues	1,328,990	651,797	2,611,484	1,337,477
Cost of revenues:
Cost of products	487,221	232,422	940,667	456,564
Cost of services	47,151	46,363	95,249	92,564
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	534,372	278,785	1,035,916	549,128
Gross profit	794,618	373,012	1,575,568	788,349
Operating expenses:
Selling and administrative	192,520	157,782	359,257	315,039
Engineering and development	156,284	118,382	291,845	236,570
Acquired intangible assets amortization	4,972	3,733	7,196	8,306
Restructuring and other	3,032	2,372	6,457	16,887
Total operating expenses	356,808	282,269	664,755	576,802
Income from operations	437,810	90,743	910,813	211,547
Non-operating (income) expense:
Interest income	(3,182)	(4,351)	(5,604)	(9,427)
Interest expense	2,964	805	6,115	1,600
Other (income) expense, net	(5,591)	(2,270)	1,006	3,790
Income before income taxes and equity in net earnings of affiliate	443,619	96,559	909,296	215,584
Income tax provision	66,788	12,260	128,945	26,804
Income before equity in net earnings of affiliate	376,831	84,299	780,351	188,780
Equity in net earnings of affiliate	(1,946)	(5,927)	(6,557)	(11,511)
Consolidated net income	374,885	78,372	773,794	177,269
Less: Net income attributable to noncontrolling interests	352	—	352	—
Net income attributable to Teradyne	$374,533	$78,372	$773,442	$177,269

Earnings per common share attributable to Teradyne:
Basic	$2.39	$0.49	$4.94	$1.10
Diluted	$2.38	$0.49	$4.91	$1.10
Weighted average common shares—basic	156,470	159,967	156,440	160,734
Weighted average common shares—diluted	157,693	160,135	157,664	161,065

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in thousands)		(in thousands)
Consolidated net income	$374,885	$78,372	$773,794	$177,269
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, and $0, respectively	(11,444)	82,997	(31,377)	122,316
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $176, $(17), $(68), and $115, respectively	1,767	(35)	227	585
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $16, $6, $12, $27, respectively	55	15	13	89
	1,822	(20)	240	674
Cash flow hedges:
Unrealized (losses) gains arising during period, net of tax of $0, $(51), $0, and $(109), respectively	—	(179)	—	(381)
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $0, $66, $0, and $(100), respectively	—	232	—	(350)
	—	53	—	(731)
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(1), and $(1), respectively	(1)	(2)	(2)	(3)
Other comprehensive income (loss)	(9,623)	83,028	(31,139)	122,256
Consolidated comprehensive income	$365,262	$161,400	$742,655	$299,525
Less: comprehensive income attributable to noncontrolling interests	352	—	352	—
Total comprehensive income attributable to Teradyne	$364,910	$161,400	$742,303	$299,525

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Teradyne Shareholders
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Teradyne Shareholders’ Equity	Equity attributable to noncontrolling interests	Total Equity
	(in thousands)
For the Three Months Ended June 28, 2026
Balance, March 29, 2026	156,540	$19,568	$1,986,089	$20,379	$1,117,780	$3,143,816	$—	$3,143,816
Net issuance of common stock under stock-based plans	31	4	(1,680)			(1,676)		(1,676)
Stock-based compensation expense			18,823			18,823		18,823
Repurchase of common stock	(193)	(25)			(68,338)	(68,363)		(68,363)
Cash dividends ($0.13 per share)					(20,348)	(20,348)		(20,348)
Consolidated net income					374,533	374,533	352	374,885
Other comprehensive income (loss)				(9,623)		(9,623)		(9,623)
Acquisition of noncontrolling interest						—	35,799	35,799
Balance, June 28, 2026	156,378	19,547	2,003,232	10,756	1,403,627	3,437,162	36,151	3,473,313
For the Three Months Ended June 29, 2025
Balance, March 30, 2025	160,674	$20,084	$1,926,180	$(41,992)	$893,227	$2,797,499	$—	$2,797,499
Net issuance of common stock under stock-based plans	16	2	(231)			(229)		(229)
Stock-based compensation expense			15,552			15,552		15,552
Repurchase of common stock	(1,480)	(185)			(117,550)	(117,735)		(117,735)
Cash dividends ($0.12 per share)					(19,186)	(19,186)		(19,186)
Net income					78,372	78,372		78,372
Other comprehensive income (loss)				83,028		83,028		83,028
Balance, June 29, 2025	159,210	$19,901	$1,941,501	$41,036	$834,863	$2,837,301	$—	$2,837,301

	Teradyne Shareholders
	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Teradyne Shareholders’ Equity	Equity attributable to noncontrolling interests	Total Equity
	(in thousands)
For the Six Months Ended June 28, 2026
Balance, December 31, 2025	156,088	$19,511	$1,989,911	$41,895	$744,435	$2,795,752	$—	$2,795,752
Net issuance of common stock under stock-based plans	507	63	(26,151)			(26,088)		(26,088)
Stock-based compensation expense			39,472			39,472		39,472
Repurchase of common stock	(217)	(27)			(73,540)	(73,567)		(73,567)
Cash dividends ($0.26 per share)					(40,710)	(40,710)		(40,710)
Consolidated net income					773,442	773,442	352	773,794
Other comprehensive income (loss)				(31,139)		(31,139)		(31,139)
Acquisition of noncontrolling interest						—	35,799	35,799
Balance, June 28, 2026	$156,378	$19,547	$2,003,232	$10,756	$1,403,627	$3,437,162	$36,151	$3,473,313
For the Six Months Ended June 29, 2025
Balance, December 31, 2024	161,722	$20,215	$1,909,538	$(81,220)	$970,761	$2,819,294	$—	$2,819,294
Net issuance of common stock under stock-based plans	448	56	(218)			(162)		(162)
Stock-based compensation expense			32,181			32,181		32,181
Warrant exercises						—		—
Repurchase of common stock	(2,960)	(370)			(274,567)	(274,937)		(274,937)
Cash dividends ($0.24 per share)					(38,600)	(38,600)		(38,600)
Net income					177,269	177,269	—	177,269
Other comprehensive income (loss)				122,256		122,256		122,256
Balance, June 29, 2025	159,210	$19,901	$1,941,501	$41,036	$834,863	$2,837,301	$—	$2,837,301

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 28, 2026	June 29, 2025
	(in thousands)
Cash flows from operating activities:
Consolidated net income	$773,794	$177,269
Adjustments to reconcile consolidated net income from operations to net cash provided by operating activities:
Depreciation	58,884	52,835
Stock-based compensation	41,964	32,031
Equity in net earnings of affiliate	6,557	11,511
Losses (gains) on investments	(4,923)	(1,078)
Provision for excess and obsolete inventory	8,281	12,347
Amortization	7,421	8,856
Deferred taxes	(18,230)	(14,998)
Retirement plan actuarial losses (gains)	(157)	127
Other	2,760	3,168
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(302,176)	49,496
Inventories	(7,852)	(23,707)
Prepayments and other assets	(59,621)	30,879
Accounts payable and other liabilities	121,803	17,135
Deferred revenue and customer advances	50,863	13,056
Retirement plans contributions	(3,098)	(5,576)
Income taxes	57,992	(19,625)
Net cash provided by operating activities	734,262	343,726
Cash flows from investing activities:
Purchases of property, plant and equipment	(155,439)	(114,429)
Acquisition of businesses, net of cash and cash equivalents acquired	(165,611)	(144,380)
Purchase of investment in a business	(10,030)	(5,368)
Purchases of marketable securities	(48,235)	(17,150)
Proceeds from maturities of marketable securities	11,069	32,603
Proceeds from sales of marketable securities	29,615	8,487
Net cash used for investing activities	(338,631)	(240,237)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	350,000	—
Repayments of borrowings on revolving credit facility	(550,000)	—
Dividend payments	(40,710)	(38,584)
Repurchase of common stock	(74,238)	(274,873)
Payments related to net settlement of employee stock compensation awards	(41,113)	(14,954)
Issuance of common stock under stock purchase and stock option plans	15,101	14,792
Net cash used for financing activities	(340,960)	(313,619)
Effects of exchange rate changes on cash and cash equivalents	1,116	(3,972)
(Decrease) increase in cash and cash equivalents	55,787	(214,102)
Cash and cash equivalents at beginning of period	293,751	553,354
Cash and cash equivalents at end of period	$349,538	$339,252
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$9,791	$4,722

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. THE COMPANY

Teradyne, Inc. (“Teradyne”) is a leading global provider of automated test equipment and robotics solutions. Teradyne’s automated test systems are used to test semiconductors, wireless products, data storage, silicon photonics, and complex electronics systems in many industries including consumer electronics, automotive, industrial, computing, communications, and defense and aerospace industries. Teradyne’s robotics product offerings consist primarily of collaborative robotic arms and autonomous mobile robots used by global manufacturing, logistics and industrial customers to improve quality and increase manufacturing and material handling efficiency while reducing costs. Teradyne’s automated test equipment and robotics products and services include:

•
semiconductor test (“Semiconductor Test”) systems and instruments;
•
product test ("Product Test") systems and instruments; and
•
robotics (“Robotics”) products.

B. ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne, its wholly owned subsidiaries, and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated. These condensed consolidated interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such condensed consolidated interim financial statements. The December 31, 2025, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2026, for the year ended December 31, 2025.

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

Noncontrolling Interests

Teradyne accounts for investments with noncontrolling interests in accordance with Accounting Standards Codification (“ASC”) 810 “Consolidation.” Noncontrolling interests represent the third-party ownership not attributable, directly or indirectly, to Teradyne, and is presented separately from total Teradyne shareholder’s equity on the condensed consolidated financial statements. Net income (loss) of MLTP is allocated between Teradyne and the noncontrolling interests in an amount proportional to each party’s ownership share. Net income attributable to noncontrolling interests is presented separately from net income attributable to Teradyne on the condensed consolidated financial statements.

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 - “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40):

Disaggregation of Income Statement Expenses,” which requires disclosure of additional expense information on an annual and interim basis, including the amounts of inventory purchases, employee compensation, depreciation, and intangible asset amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Teradyne is currently evaluating the impact of this new standard.

D. ACQUISITIONS

MultiLane Test Products

On April 8, 2026, Teradyne and HTP Holding SAL (“MultiLane”) formed a joint venture, MultiLane Test Products Holding LLP (“MLTP”), in which Teradyne holds a controlling 75% ownership interest, with the remaining 25% attributable to noncontrolling interests, for a total purchase price of $157.8 million, subject to customary post-closing adjustments. MLTP is expected to serve the growing demand from the AI Data Center equipment market by accelerating the development of test solutions for critical high speed data connections. The fair value of the noncontrolling interests was estimated to be $35.8 million based on the noncontrolling interest holders’ proportionate ownership of MLTP, adjusted to reflect the lack of control and marketability characteristics of the interest. Teradyne’s total allocation of the purchase price was goodwill of $131.6 million, which is not deductible for tax purposes, acquired intangible assets of $46.7 million with a weighted average estimated useful life of 4.7 years, and $15.3 million of net tangible assets. The goodwill is attributable to cost synergies, assembled workforce and anticipated incremental revenue streams. Teradyne’s estimates, assumptions, and tax impacts used in determining the estimated fair values of certain assets, liabilities, and the noncontrolling interests are subject to change within the measurement period (up to twelve months from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date. The results of MLTP have been included in Teradyne’s Product Test segment from the date of acquisition.

Based upon a preliminary valuation, the total purchase price was allocated as follows:

Purchase Price Allocation
(in thousands)
Goodwill	$131,634
Intangible assets	46,700
Tangible assets acquired and liabilities assumed:
Current assets	23,616
Other non-current assets	790
Accounts payable and current liabilities	(980)
Long-term deferred tax liabilities	(7,939)
Other long-term liabilities	(183)
Noncontrolling interests	(35,799)
Total purchase price	$157,839

Teradyne estimated the fair value of intangible assets using the income approach. The fair value of developed technology was estimated using the Multi-Period Excess Earnings Method. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. Components of these intangible assets and their estimated useful lives at the acquisition date are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$40,900	4.0
Customer relationships	5,800	10.0
Total Intangible assets	$46,700	4.7

Teradyne has not separately disclosed MLTP’s standalone contribution to total company revenue or income from operations before income taxes or pro forma financial information as the impact of the acquisition on the condensed consolidated financial statements is not material.

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

Teradyne has not separately disclosed Quantifi’s standalone contribution to total company revenue or income from operations before income taxes or pro forma financial information because the impact of the acquisition on the condensed consolidated financial statements is not material.

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

	Semiconductor Test			Robotics	Product Test	Total
	System on-a-Chip	Memory	IST
	(in thousands)
For the Three Months Ended June 28, 2026
Timing of Revenue Recognition
Point in Time	$771,416	$199,765	$60,562	$97,169	$90,538	$1,219,450
Over Time	71,555	12,568	5,959	2,748	16,710	109,540
Total	$842,971	$212,333	$66,521	$99,917	$107,248	$1,328,990
Geographical Market
Asia Pacific	$814,023	$210,830	$65,578	$21,576	$46,859	$1,158,866
Americas	14,908	941	943	41,751	51,036	109,579
Europe, Middle East and Africa	14,040	562	—	36,590	9,353	60,545
Total	$842,971	$212,333	$66,521	$99,917	$107,248	$1,328,990

For the Three Months Ended June 29, 2025
Timing of Revenue Recognition
Point in Time	$325,588	$51,993	$28,827	$72,724	$66,159	$545,291
Over Time	71,000	8,950	5,520	2,142	18,894	106,506
Total	$396,588	$60,943	$34,347	$74,866	$85,053	$651,797
Geographical Market
Asia Pacific	$364,883	$58,467	$32,468	$15,939	$34,901	$506,658
Americas	15,920	2,077	1,879	27,160	42,229	89,265
Europe, Middle East and Africa	15,785	399	—	31,767	7,923	55,874
Total	$396,588	$60,943	$34,347	$74,866	$85,053	$651,797

For the Six Months Ended June 28, 2026
Timing of Revenue Recognition
Point in Time	$1,579,520	$393,487	$79,328	$185,929	$152,453	$2,390,717
Over Time	145,260	21,294	13,737	5,246	35,230	220,767
Total	$1,724,780	$414,781	$93,065	$191,175	$187,683	$2,611,484
Geographical Market
Asia Pacific	$1,629,426	$405,887	$90,171	$38,522	$71,547	$2,235,553
Americas	31,953	7,779	2,894	82,273	98,559	223,458
Europe, Middle East and Africa	63,401	1,115	—	70,380	17,577	152,473
Total	$1,724,780	$414,781	$93,065	$191,175	$187,683	$2,611,484

For the Six Months Ended June 29, 2025
Timing of Revenue Recognition
Point in Time	$663,278	$153,656	$51,719	$139,870	$122,717	$1,131,240
Over Time	139,700	16,695	9,334	3,983	36,525	206,237
Total	$802,978	$170,351	$61,053	$143,853	$159,242	$1,337,477
Geographical Market
Asia Pacific	$722,985	$166,149	$58,484	$31,001	$60,447	$1,039,066
Americas	50,972	2,994	2,569	59,631	83,014	199,180
Europe, Middle East and Africa	29,021	1,208	—	53,221	15,781	99,231
Total	$802,978	$170,351	$61,053	$143,853	$159,242	$1,337,477

Contract Balances

During the three and six months ended June 28, 2026, Teradyne recognized $34.9 million and $103.5 million, respectively, that were included within the deferred revenue and customer advances balances at the beginning of the period. During the three and six months ended June 29, 2025, Teradyne recognized $22.2 million and $47.5 million, respectively, that were included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of June 28, 2026, Teradyne had $130.2 million of unsatisfied performance obligations with an original duration of greater than one year, of which 51% is expected to be recognized as revenue within the next twelve months.

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	June 28, 2026	December 31, 2025
	(in thousands)
Maintenance, service and training	$60,663	$62,337
Customer advances, undelivered elements and other	118,038	85,762
Extended warranty	78,124	55,913
Total deferred revenue and customer advances	$256,825	$204,012

F. EQUITY METHOD INVESTMENTS

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

The following table summarizes the change in the carrying value of our equity method investment:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in thousands)
Balance at beginning of period	$522,583	$509,626	$537,098	$494,494
Other comprehensive income related to investment	(5,680)	41,715	(15,584)	62,431
Equity in net earnings of affiliate	(1,946)	(5,927)	(6,557)	(11,511)
Balance at end of period	$514,957	$545,414	$514,957	$545,414

Based on the quoted closing price of Technoprobe stock as of June 28, 2026, the fair value of the publicly traded investment was $2,457.9 million.

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

G. INVENTORIES

Inventories, net consisted of the following at June 28, 2026, and December 31, 2025:

	June 28, 2026	December 31, 2025
	(in thousands)
Raw material	$272,105	$267,566
Work-in-process	65,691	47,876
Finished goods	65,501	64,110
Total inventories, net	$403,297	$379,552

Inventory reserves at June 28, 2026, and December 31, 2025, were $155.8 million and $151.8 million, respectively.

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

During the three and six months ended June 28, 2026, and June 29, 2025, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

	For the Three Months Ended		For the Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in millions)		(in millions)
Realized gains and losses included in ‘Other (income) expense, net’ in the condensed consolidated statement of operations
Realized gains	$0.2	$0.4	$0.9	$1.2
Realized losses	0.1	0.1	0.2	1.4

Unrealized gains and losses on equity securities included in ‘Other (income) expense, net’ in the condensed consolidated statement of operations
Unrealized gains on equity securities	8.1	4.1	8.1	4.4
Unrealized losses on equity securities	—	—	4.0	3.1

Unrealized gains and losses on available-for-sale debt securities are included in ‘Accumulated other comprehensive income (loss)’ in the condensed consolidated balance sheet.

The cost of securities sold is based on average cost.

The following tables set forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 28, 2026, and December 31, 2025.

	June 28, 2026			December 31, 2025
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total (1)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total (1)
	(in thousands)
Assets
Cash	$178,364	$—	$178,364	$214,712	$—	$214,712
Cash equivalents	170,150	1,024	171,174	78,068	971	79,039
Available-for-sale securities:
U.S. Treasury securities	—	13,459	13,459	—	44,143	44,143
Corporate debt securities	—	58,836	58,836	—	36,384	36,384
Debt mutual funds	13,057	—	13,057	14,331	—	14,331
Certificates of deposit and time deposits	—	1,177	1,177	—	1,354	1,354
Non-U.S. government securities	—	14,155	14,155	—	924	924
Equity securities:
Mutual funds	66,881	—	66,881	57,367	—	57,367
	$428,452	$88,651	$517,103	$364,478	$83,776	$448,254
Derivative assets	—	823	823	—	1,175	1,175
Total	$428,452	$89,474	$517,926	$364,478	$84,951	$449,429
Liabilities
Derivative liabilities	—	2,045	$2,045	—	928	$928
Total	$—	$2,045	$2,045	$—	$928	$928

Reported as follows:
	(Level 1)	(Level 2)	Total (1)	(Level 1)	(Level 2)	Total (1)
	(in thousands)
Assets
Cash and cash equivalents	$348,514	$1,024	349,538	$292,780	$971	293,751
Long-term marketable securities	79,938	82,336	162,274	71,698	54,558	126,256
Marketable securities	—	5,291	5,291	—	28,247	28,247
Prepayments	—	823	823	—	1,175	1,175
Total	$428,452	$89,474	$517,926	$364,478	$84,951	$449,429
Liabilities
Other current liabilities	$—	$2,045	$2,045	$—	$928	$928
Total	$—	$2,045	$2,045	$—	$928	$928

(1)
There were no financial assets or liabilities measured using significant unobservable inputs (Level 3) as of June 28, 2026 and December 31, 2025.

The carrying values and fair values of Teradyne’s financial instruments at June 28, 2026, and December 31, 2025, were as follows:

	June 28, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$349,538	$349,538	$293,751	$293,751
Marketable securities	167,565	167,565	154,503	154,503
Derivative assets	823	823	1,175	1,175
Liabilities
Derivative liabilities	2,045	2,045	928	928

The fair values of accounts receivable, net and accounts payable approximate their carrying values due to the short-term nature of these instruments.

The following table summarizes the composition of available-for-sale marketable securities at June 28, 2026:

	June 28, 2026
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$18,120	$13	$(4,674)	$13,459	$12,949
Corporate debt securities	62,262	658	(4,084)	58,836	25,637
Debt mutual funds	13,243	—	(186)	13,057	3,057
Certificates of deposit and time deposits	1,177	—	—	1,177	—
Non-U.S. government securities	14,154	153	(152)	14,155	3,760
	$108,956	$824	$(9,096)	$100,684	$45,403

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$5,315	$—	$(24)	$5,291	$3,739
Long-term marketable securities	103,641	824	(9,072)	95,393	41,664
	$108,956	$824	$(9,096)	$100,684	$45,403

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2025:

	December 31, 2025
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$48,723	$90	$(4,670)	$44,143	$13,891
Corporate debt securities	40,090	293	(3,999)	36,384	22,941
Debt mutual funds	14,508	—	(177)	14,331	3,020
Certificates of deposit and time deposits	1,354	—	—	1,354	—
Non-U.S. government securities	924	—	—	924	—
	$105,599	$383	$(8,846)	$97,136	$39,852

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$28,213	$41	$(7)	$28,247	$2,293
Long-term marketable securities	77,386	342	(8,839)	68,889	37,559
	$105,599	$383	$(8,846)	$97,136	$39,852

As of June 28, 2026, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $11.3 million and $34.1 million, respectively. As of December 31, 2025, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $1.1 million and $38.8 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at June 28, 2026, and December 31, 2025, were not other than temporary.

The contractual maturities of investments in available-for-sale securities held at June 28, 2026, were as follows:

	June 28, 2026
	Cost	Fair Market Value
	(in thousands)
Due within one year	$5,315	$5,291
Due after 1 year through 5 years	8,997	8,828
Due after 5 years through 10 years	16,095	16,225
Due after 10 years	65,306	57,283
Total	$95,713	$87,627

Contractual maturities of investments in available-for-sale securities held at June 28, 2026, exclude debt mutual funds with a fair market value of $13.1 million as they do not have a contractual maturity date.

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

Teradyne also enters into foreign currency forward and option contracts designated as cash flow hedges to hedge the risk of changes in its cash inflows attributable to changes in foreign currency exchange rates. The cash flow hedges have maturities of less than six months and mature in the period of revenue recognition for certain products and services in backlog and forecasted to be recognized in a future period. Teradyne evaluates cash flow hedges for effectiveness at inception based on the critical terms match method. The hedges are not expected to incur any ineffectiveness, however, a quarterly qualitative assessment of effectiveness is done to determine if the critical terms match method remains appropriate to use. The change in fair value of the contracts is recorded in accumulated other comprehensive income (loss) and reclassified to earnings at maturity.

Teradyne does not use derivative financial instruments for speculative purposes.

At June 28, 2026, and December 31, 2025, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Gross Notional Value
	June 28, 2026	December 31, 2025
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Taiwan dollar	17.0	27.0
U.S. dollar/Euro	6.7	—
U.S. dollar/Japanese yen	5.8	16.9
U.S. dollar/Korean won	3.8	7.7
U.S. dollar/British pound sterling	1.8	1.9
Singapore dollar/U.S. dollar	95.6	62.6
Philippine peso/U.S. dollar	1.7	1.8
Chinese yuan/U.S. dollar	1.2	0.7
Euro/U.S. dollar	—	20.4
Total	$133.6	$139.0

The change in the fair value of the outstanding contracts resulted in a net loss of $1.2 million and a net gain of $0.2 million at June 28, 2026, and December 31, 2025, respectively.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in ‘Other (income) expense, net’ in the condensed consolidated statement of operations.

The following table summarizes the fair value of derivative instruments as of June 28, 2026, and December 31, 2025:

	Balance Sheet Location	June 28, 2026	December 31, 2025
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	823	1,175
Foreign exchange forward contracts	Other current liabilities	(2,045)	(928)
Total derivatives		$(1,222)	$247

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and six months ended June 28, 2026, and June 29, 2025:

		For the Three Months Ended		For the Six Months Ended
	Location of (Gains) Losses Recognized in Statement of Operations	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
		(in thousands)		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	Other (income) expense, net	$1,522	$122	$2,608	$(45)
Derivatives designated as hedging instruments:
Foreign exchange forward and option contracts	Revenue	—	298	—	(449)
Total Derivatives		$1,522	$420	$2,608	$(494)

(1)
The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and six months ended June 28, 2026, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.7 million and $2.1 million, respectively. For the three and six months ended June 29, 2025, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.2 million and $3.4 million, respectively.

I. DEBT

Revolving Credit Facility

On May 1, 2020, Teradyne entered into a credit agreement (the “Credit Agreement”) with Truist Bank, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provides for a three-year, senior secured revolving credit facility of $400.0 million (the “Credit Facility”). On December 10, 2021, the Credit Agreement was amended to extend the maturity date of the Credit Facility to December 10, 2026. On October 5, 2022, the Credit Agreement was amended to increase the amount of the Credit Facility to $750.0 million from $400.0 million. On November 7, 2023, the Credit Agreement was further amended to allow for the purchase of the shares of Technoprobe. The Credit Agreement provides that, subject to customary conditions, Teradyne may seek to obtain from existing or new lenders the available incremental amount under the Credit Facility, not to exceed the greater of $200.0 million or 15% of consolidated EBITDA. The interest rate applicable to loans under the Credit Facility are, at Teradyne’s option, equal to either a base rate plus a margin ranging from 0.00% to 0.75% per annum or SOFR plus a margin ranging from 1.10% to 1.85% per annum, based on the consolidated leverage ratio of Teradyne. In addition, Teradyne will pay a commitment fee on the unused portion of the commitments under the Credit Facility ranging from 0.15% to 0.25% per annum, based on the then applicable consolidated leverage ratio. Teradyne is not required to repay any loans under the Credit Facility prior to maturity, subject to certain customary exceptions. Teradyne is permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, other than customary SOFR breakage costs. The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio. The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.

As of June 28, 2026, Teradyne did not have an outstanding balance under the Credit Agreement. As of December 31, 2025, Teradyne had an outstanding balance of $200 million under the Credit Agreement. The weighted-average interest rate on the outstanding borrowings as of December 31, 2025 was 4.86%. During the six months ended June 28, 2026, Teradyne paid $4.8 million in interest related to its debt from the Credit Facility. As of June 28, 2026, Teradyne was in compliance with all covenants under the Credit Agreement.

J. PREPAYMENTS

Prepayments consist of the following:

	June 28, 2026	December 31, 2025
	(in thousands)
Contract manufacturer and supplier prepayments	$412,443	$364,170
Prepaid maintenance and other services	19,961	16,662
Prepaid taxes	10,458	9,861
Other prepayments	25,312	36,871
Total prepayments	$468,174	$427,564

K. PRODUCT WARRANTY

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in thousands)		(in thousands)
Balance at beginning of period	$23,380	$13,076	$19,150	$12,962
Accruals for warranties issued during the period	9,338	4,210	18,087	10,155
Accruals related to pre-existing warranties	657	(369)	353	(921)
Settlements made during the period	(7,681)	(4,679)	(11,896)	(9,958)
Balance at end of period	$25,694	$12,238	$25,694	$12,238

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in thousands)		(in thousands)
Balance at beginning of period	$67,011	$44,312	$55,913	$41,624
Deferral of new extended warranty revenue	18,426	9,705	36,204	17,643
Recognition of extended warranty deferred revenue	(7,313)	(7,266)	(13,993)	(12,516)
Balance at end of period	$78,124	$46,751	$78,124	$46,751

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

Performance-based restricted stock units (“PRSUs”) may have a performance metric based on relative total shareholder return (“TSR”). For PRSUs granted beginning in 2026, Teradyne’s three‑year TSR performance will be measured against all other companies within the S&P 500. PRSUs granted prior to 2026, including those that remain outstanding and unvested, will continue to be measured against the New York Stock Exchange (“NYSE”) Composite Index for their full three‑year performance periods. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 0% to 200% of the target shares. The TSR PRSUs will vest upon the three-year anniversary of the grant date. The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the shorter of the three-year service period or the period from the grant to the date described in the retirement provisions below.

PRSUs may also have a performance metric based on three-year cumulative non-GAAP profit before interest and tax (“PBIT”) as a percent of Teradyne’s revenue. Non-GAAP PBIT is a financial measure equal to GAAP income from operations less restructuring and other, net; amortization of acquired intangible assets; acquisition and divestiture related charges or credits; pension actuarial gains and losses; non-cash convertible debt interest expense, when applicable; and other non-recurring gains and charges such as ERP implementation related costs and equity modification charges. The final number of PBIT PRSUs that vest will vary based upon the level of performance achieved from 0% to 200% of the target shares. The PBIT PRSUs will vest upon the three-year anniversary of the grant date. Compensation expense is recognized on a straight-line basis over the shorter of the three-year service period or the period from the grant date to the date described in the retirement provisions below. Compensation expense for employees meeting the retirement provisions prior to the grant date is recognized during the year following the grant. Compensation expense is recognized based on the number of units that are earned based upon the three-year Teradyne PBIT as a percent of Teradyne’s revenue, provided the recipient remains an employee at the end of the three-year period subject to the retirement and termination eligibility provisions noted below.

If a PRSU recipient’s employment ends prior to the determination of the performance percentage due to (1) permanent disability or death or (2) retirement or termination other than for cause, after attaining both at least age 60 and at least 10 years of service, then all or a portion of the recipient’s PRSUs (based on the actual performance percentage achieved on the determination date) will vest on the date the performance percentage is determined. Except as set forth in the preceding sentence, no PRSUs will vest if the recipient is no longer an employee at the end of the three-year period. Stock options to purchase Teradyne’s common stock at 100% of the fair market value on the grant date vest in equal annual installments over four years from the grant date and have a maximum term of seven years.

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

During the six months ended June 28, 2026, and June 29, 2025, Teradyne granted 0.2 million and 0.6 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $270.22 and $112.40, respectively, and less than 0.1 million and less than 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $359.26 and $76.98, respectively.

During the six months ended June 28, 2026, and June 29, 2025, Teradyne granted 0.1 million and 0.1 million of PBIT PRSUs with a weighted average grant date fair value of $272.70 and $108.34, respectively.

During the six months ended June 28, 2026, and June 29, 2025, Teradyne granted 0.1 million and 0.1 million of TSR PRSUs, with a weighted average grant date fair value of $449.92 and $108.26, respectively. The grant date fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Six Months Ended
	June 28, 2026	June 29, 2025
Risk-free interest rate	3.6%	4.1%
Teradyne volatility-historical	47.9%	41.7%
S&P 500 Constituents volatility-historical	27.6%
NYSE Composite Index volatility-historical		14.7%
Dividend yield	0.2%	0.4%

Expected volatility was based on the historical volatility of Teradyne’s stock and the companies within the S&P 500 for shares granted in 2026 and the NYSE Composite Index for shares granted prior to 2026 over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the applicable grant. Dividend yield was based upon an estimated annual dividend amount of $0.52 per share divided by Teradyne’s stock price on the grant dates, which have a weighted average grant date stock price of $274.13 for the 2026 grants, and an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $109.49 for the 2025 grants.

During the six months ended June 28, 2026, and June 29, 2025, Teradyne granted 0.1 million and 0.1 million of service-based stock options at a weighted average grant date fair value of $104.02 and $41.93, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	June 28, 2026	June 29, 2025
Expected life (years)	3.5	4.0
Risk-free interest rate	3.7%	4.2%
Volatility-historical	47.1%	43.9%
Dividend yield	0.2%	0.4%

Teradyne determined the stock options’ expected life based upon historical exercise data for recipients, the age of the employee and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.52 per share divided by Teradyne’s stock price on the grant date, which have a weighted average grant date stock price of $274.03 for the 2026 grant and an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $109.29 for the 2025 grant.

M. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) attributable to Teradyne, which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Six Months Ended June 28, 2026
Total balance at December 31, 2025, net of tax of $0, $(1,892), $0, $(1,136), respectively	$47,328	$(6,571)	$—	$1,138	$41,895
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(68), $0, $0, respectively	(31,377)	227	—	—	(31,150)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $12, $0, $(1), respectively	—	13	—	(2)	11
Net current period other comprehensive loss, net of tax of $0, $(56), $0, $(1), respectively	(31,377)	240	—	(2)	(31,139)
Total balance attributable to Teradyne at June 28, 2026, net of tax of $0, $(1,948), $0, $(1,137), respectively	$15,951	$(6,331)	$—	$1,136	$10,756

Six Months Ended June 29, 2025
Total balance at December 31, 2024, net of tax of $0, $(2,174), $209, $(1,134), respectively	$(75,289)	$(7,807)	$731	$1,145	$(81,220)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $115, $(109), $0, respectively	122,316	585	(381)	—	122,520
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $27, $(100), $(1), respectively	—	89	(350)	(3)	(264)
Net current period other comprehensive loss, net of tax of $0, $142, $(209), $(1), respectively	122,316	674	(731)	(3)	122,256
Total balance attributable to Teradyne at June 29, 2025, net of tax of $0, $(2,032), $0, $(1,135), respectively	$47,027	$(7,133)	$—	$1,142	$41,036

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and six months ended June 28, 2026, and June 29, 2025, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in thousands)		(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $(16), (6), $(12), $(27), respectively	$(55)	$(15)	$(13)	$(89)	Other (income) expense, net
Cash flow hedges:
Unrealized (losses) gains, net of tax of $0, $(66), $0, $100, respectively	—	(232)	—	350	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $0, $0, $1, $1, respectively	1	2	2	3	(a)
Total reclassifications, net of tax of $(16), $(72), $(11), $74, respectively	$(54)	$(245)	$(11)	$264	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note Q: “Retirement Plans.”

As of June 28, 2026, there were no components of accumulated other comprehensive income (loss) attributable to noncontrolling interests.

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

The changes in the carrying amount of goodwill by reportable segments for the six months ended June 28, 2026, were as follows:

	Robotics	Semiconductor Test	Product Test	Total
	(in thousands)
Balance at December 31, 2025
Goodwill	$416,401	$263,598	$603,586	$1,283,585
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	416,401	3,058	101,560	521,019
Acquisitions (1)	—	22,305	131,634	153,939
Foreign currency translation adjustment	(11,104)	(37)	—	(11,141)
Balance at June 28, 2026
Goodwill	$405,297	$285,866	$735,220	$1,426,383
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	$405,297	$25,326	$233,194	$663,817

(1)
Goodwill increased due to acquisitions made in the six months ended June 28, 2026, including the acquisition of a controlling interest in MLTP. See Note D: “Acquisitions” for more information.

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. For the six months ended June 28, 2026, the Company did not record any intangible asset impairment.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at June 28, 2026
Developed technology	$269,110	$(185,930)	$—	$83,180
Customer relationships	54,064	(42,735)	—	11,329
Tradenames and trademarks	39,157	(30,606)	(1,150)	7,401
Total intangible assets	$362,331	$(259,271)	$(1,150)	$101,910
Balance at December 31, 2025
Developed technology	$250,025	$(211,662)	$60	$38,423
Customer relationships	56,480	(51,953)	204	4,731
Tradenames and trademarks	40,487	(31,339)	(1,031)	8,117
Total intangible assets	$346,992	$(294,954)	$(767)	$51,271

(1)
In the six months ended June 28, 2026, $42.6 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.

Aggregate intangible asset amortization expense was $5.0 million and $7.2 million, respectively, for the three and six months ended June 28, 2026, and $3.7 million and $8.3 million, respectively, for the three and six months ended June 29, 2025.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2026	$10,294
2027	19,603
2028	19,522
2029	18,200
2030	9,643
Thereafter	24,648

O. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TERADYNE

The following table sets forth the computation of basic and diluted earnings per common share attributable to Teradyne:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income attributable to Teradyne for basic and diluted earnings per common share	$374,533	$78,372	$773,442	$177,269
Weighted average common shares-basic	156,470	159,967	156,440	160,734
Effect of dilutive potential common shares:
Restricted stock units	1,142	160	1,145	302
Stock options	81	2	77	3
Employee stock purchase plan	—	6	2	26
Dilutive potential common shares	1,223	168	1,224	331
Weighted average common shares-diluted	157,693	160,135	157,664	161,065
Earnings per common share attributable to Teradyne - basic	$2.39	$0.49	$4.94	$1.10
Earnings per common share attributable to Teradyne - diluted	$2.38	$0.49	$4.91	$1.10

The computation of diluted earnings per common share attributable to Teradyne for the three and six months ended June 28, 2026, excludes the effect of the potential vesting of less than 0.1 million of restricted stock units because the effect would have been anti-dilutive. The computation of diluted earnings per common share attributable to Teradyne for the three and six months ended June 29, 2025, excludes the effect of the potential vesting of 1.4 million and 1.9 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

P. RESTRUCTURING AND OTHER

During the three months ended June 28, 2026, Teradyne recorded $3.0 million of restructuring and other charges, of which $1.5 million were related to acquisition and divestiture related expenses and $1.4 million were severance charges.

During the three months ended June 29, 2025, Teradyne recorded $2.3 million of severance charges, $0.8 million of which is related to the Robotics restructuring which was initiated during the three months ended March 30, 2025, and impacted approximately 150 employees. During the three months ended June 29, 2025, Teradyne made $3.9 million of Robotics severance payments.

During the six months ended June 28, 2026, Teradyne recorded $6.5 million of restructuring and other charges, of which $3.2 million were related to acquisition and divestiture related expenses and $2.3 million were severance charges.

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

In the six months ended June 28, 2026, and June 29, 2025, Teradyne contributed $1.8 million and $1.6 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $0.8 million and $3.3 million, respectively, to certain qualified pension plans for non-U.S. subsidiaries.

For the three and six months ended June 28, 2026, and June 29, 2025, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	June 28, 2026		June 29, 2025
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$143	$296	$96	$150
Interest cost	1,358	345	1,165	301
Expected return on plan assets	(975)	(54)	(665)	(25)
Net actuarial loss (gain)	(43)	—	41	—
Total net periodic pension cost	$483	$586	$637	$426

	For the Six Months Ended
	June 28, 2026		June 29, 2025
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$286	$598	$309	$289
Interest cost	2,716	697	2,873	595
Expected return on plan assets	(1,950)	(109)	(1,981)	(50)
Net actuarial loss (gain)	(43)	—	41	—
Total net periodic pension cost	$1,009	$1,187	$1,242	$834

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

For the three and six months ended June 28, 2026, and June 29, 2025, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in thousands)		(in thousands)
Service cost	$7	$8	$15	$18
Interest cost	66	80	134	153
Amortization of prior service credit	(1)	(2)	(2)	(4)
Special termination benefits	—	—	—	684
Net actuarial loss (gain)	(114)	87	(114)	87
Total net periodic postretirement benefit cost	$(42)	$173	$32	$938

R. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 28, 2026, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $1,781.4 million, of which $1,558.8 million is for less than one year.

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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of June 28, 2026, and December 31, 2025, Teradyne had a product warranty accrual of $25.7 million and $19.2 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $78.1 million and $55.9 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of June 28, 2026, and December 31, 2025, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

S. INCOME TAXES

The effective tax rate for the three months ended June 28, 2026, and June 29, 2025, was 15.1% and 12.7%, respectively. The increase in the effective tax rate from the three months ended June 29, 2025, to the three months ended June 28, 2026, is primarily attributable to lower benefits from tax credits partially offset by increased benefits from equity compensation and a projected shift in the geographic distribution of income.

The effective tax rate for the six months ended June 28, 2026, and June 29, 2025, was 14.2% and 12.4%, respectively. The increase in the effective tax rate from the six months ended June 29, 2025, to the six months ended June 28, 2026, is primarily attributable to lower benefits from tax credits partially offset by increased benefits from equity compensation and a projected shift in the geographic distribution of income.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of June 28, 2026, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of both June 28, 2026, and December 31, 2025, Teradyne had $6.9 million of reserves for uncertain tax positions.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of June 28, 2026, and December 31, 2025, $0.3 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the six months ended June 28, 2026, and June 29, 2025, an expense of less than $0.1 million and less than $0.1 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the six months ended June 28, 2026 and June 29, 2025, were $14.9 million, or $0.09 per diluted share, and $3.6 million, or $0.02 per diluted share, respectively. In December 2025, Teradyne entered into a new agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2025. The new tax holiday is scheduled to expire on December 31, 2035.

On January 5, 2026, the Organisation for Economic Co-operation and Development (OECD/G20) Inclusive Framework released a ‘side-by-side’ arrangement that, if adopted by foreign jurisdictions, will provide a safe harbor for U.S.-headquartered multinationals. The arrangement would effectively recognize the U.S. tax system as complying with the Pillar Two GloBE rules for fiscal years beginning on or after January 1, 2026. Under this arrangement, the Company expects its U.S.-parented group and foreign subsidiaries to be exempt from the Income Inclusion Rule (IIR) and the Undertaxed Profits Rule (UTPR) in foreign jurisdictions that adopt this safe harbor. As a result, while the ‘side-by-side’ arrangement has not yet been formally adopted in any significant jurisdictions which Teradyne operates in, we do not currently expect to have a material impact from top-up taxes under the IIR and

UTPR. Teradyne continues to monitor the implementation of Qualified Domestic Minimum Top-up Taxes (QDMTTs) in foreign jurisdictions, which remain unaffected by the side-by-side arrangement.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA, P.L. 119-21) was enacted, introducing significant changes to U.S. federal income tax law. Key provisions include a permanent extension of 100% bonus depreciation, immediate expensing of research and experimental expenditures, and modifications to the business interest expense deduction. The OBBBA also reduces deduction rates related to foreign income and export sales income. The key provisions of the OBBBA that became effective in 2026 are not expected to have a material impact on Teradyne’s consolidated financial statements for the year ended December 31, 2026.

T. SEGMENT INFORMATION

Teradyne has three reportable segments (Semiconductor Test, Robotics, and Product Test). As of June 28, 2026, each of Teradyne’s reportable segments represents an individual operating segment. Teradyne’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) for Teradyne.

The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services inclusive of storage and system level test products. The Robotics segment includes operations related to the design, manufacturing and marketing of collaborative robotic arms and autonomous mobile robots. The Product Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace test, circuit-board test, wireless test systems, high-speed test and measurement and silicon photonics testing. Each reportable segment has a segment manager who is accountable to and maintains regular contact with Teradyne’s CODM to discuss operating activities, financial results, forecasts, and plans for the segment.

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

Segment information for the three and six months ended June 28, 2026, and June 29, 2025, is as follows:

	Semiconductor Test	Robotics	Product Test	Total Reportable Segments	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended June 28, 2026
Revenues	$1,121,825	$99,917	$107,248	$1,328,990	$—	$1,328,990
Less:
Cost of revenues	438,344	46,508	39,573	524,425	—	524,425
Engineering and development	107,393	13,121	15,419	135,933	—	135,933
Selling and marketing	65,277	22,689	14,602	102,568	—	102,568
General and administrative	28,980	9,069	7,001	45,050	—	45,050
Other segment items (1)(2)	54,511	11,106	12,664	78,281	(886)	77,395
Income (loss) before taxes (2)	427,320	(2,576)	17,989	442,733	886	443,619
Total assets (3)	2,264,787	700,966	595,974	3,561,727	1,363,890	4,925,617
Property additions	80,542	6,215	3,949	90,706	—	90,706
Depreciation and amortization expense	25,273	2,572	5,771	33,616	34	33,650

Three months ended June 29, 2025
Revenues	$491,878	$74,866	$85,053	$651,797	$—	$651,797
Less:
Cost of revenues	207,201	34,155	33,090	274,446	—	274,446
Engineering and development	82,126	14,069	12,674	108,869	—	108,869
Selling and marketing	52,590	24,241	11,663	88,494	—	88,494
General and administrative	26,132	9,879	5,696	41,707	—	41,707
Other segment items (1)(2)	28,066	11,055	6,378	45,499	(3,777)	41,722
Income (loss) before taxes (2)	95,763	(18,533)	15,552	92,782	3,777	96,559
Total assets (3)	1,349,429	745,839	358,829	2,454,097	1,307,765	3,761,862
Property additions	43,593	3,528	3,287	50,408	—	50,408
Depreciation and amortization expense	23,395	6,068	1,926	31,389	—	31,389

Six months ended June 28, 2026
Revenues	$2,232,626	$191,175	$187,683	$2,611,484	$—	$2,611,484
Less:
Cost of revenues	852,199	91,693	74,137	1,018,029	—	1,018,029
Engineering and development	200,689	25,383	29,758	255,830	—	255,830
Selling and marketing	129,108	43,877	27,715	200,700	—	200,700
General and administrative	55,819	17,827	13,487	87,133	—	87,133
Other segment items (1)(2)	99,439	15,935	19,890	135,264	5,232	140,496
Income (loss) before taxes (2)	895,372	(3,540)	22,696	914,528	(5,232)	909,296
Total assets (3)	2,264,787	700,966	595,974	3,561,727	1,363,890	4,925,617
Property additions	139,035	9,046	7,358	155,439	—	155,439
Depreciation and amortization expense	49,962	6,899	9,336	66,197	108	66,305

Six months ended June 29, 2025
Revenues	$1,034,382	$143,853	$159,242	$1,337,477	$—	$1,337,477
Less:
Cost of revenues	409,948	66,447	63,125	539,520	—	539,520
Engineering and development	162,337	29,924	24,213	216,474	—	216,474
Selling and marketing	104,287	48,755	23,400	176,442	—	176,442
General and administrative	52,684	19,744	10,665	83,093	—	83,093
Other segment items (1)(2)	53,561	34,693	13,651	101,905	4,459	106,364
Income (loss) before taxes (2)	251,565	(55,710)	24,188	220,043	(4,459)	215,584
Total assets (3)	1,349,429	745,839	358,829	2,454,097	1,307,765	3,761,862
Property additions	103,325	6,204	6,065	115,594	—	115,594
Depreciation and amortization expense	46,260	12,009	3,432	61,701	(10)	61,691

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

During the six months ended June 28, 2026, Teradyne repurchased 0.2 million shares of common stock for a total cost of $74.2 million at an average price of $341.89 per share. The cumulative repurchases under the January 2023 repurchase program as of June 28, 2026, were 12.2 million shares of common stock for $1,382.9 million at an average price per share of $113.52.

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

In January 2026 and May 2026, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.13 per share. Dividend payments for the three and six months ended June 28, 2026, were $20.3 million and $40.7 million, respectively.

In January 2025 and May 2025, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and six months ended June 29, 2025, were $19.2 million and $38.6 million, respectively.

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

Overview

We are a leading global provider of automated test equipment and robotics products. Our automated test systems are used to test semiconductors, wireless products, data storage, silicon photonics, and complex electronics systems in many industries including consumer electronics, automotive, industrial, computing, communications, and defense and aerospace industries. Our robotics product offerings consist primarily of collaborative robotic arms and autonomous mobile robots used by global manufacturing, logistics and industrial customers to improve quality and increase manufacturing and material handling efficiency, while reducing costs. Our automated test equipment and robotics products and services include:

•
semiconductor test (“Semiconductor Test”) systems and instruments;
•
product test ("Product Test") systems and instruments; and
•
robotics (“Robotics”) products.

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

For the second consecutive quarter, our Semiconductor Test segment revenue, driven primarily by sustained demand in Artificial Intelligence (“AI”) applications across both compute and memory markets, hit a new record high. Continued investment by hyperscalers, vertically integrated producers, and customers in AI data center infrastructure supported the robust compute market revenue. In memory, revenue exceeded $200 million for the third consecutive quarter, reflecting strong demand for high bandwidth memory (“HBM”) and DRAM test solutions supporting AI compute deployments, as well as renewed demand for NAND final test applications. Strong Robotics revenue of $100 million, marked the fifth consecutive quarter of sequential growth, driven primarily by demand from electronics manufacturing and semiconductor customers, which has become the segment's largest end-market. Within Product Test Group, revenue increased 26% year over year and 33% sequentially, reflecting broad-based growth across multiple markets and applications. The current quarter record performance is the result of prior investments and our current strategy and execution model. Looking ahead, we see significant future opportunities, and we are committed to judicious additional investments today, which we believe are required to continue growing our business in 2027.

On April 8, 2026, we and HTP Holding SAL (“MultiLane”) formed a joint venture, MultiLane Test Products Holding LLP (“MLTP”), to which MultiLane contributed the assets of its test and measurement business. We obtained a controlling 75% ownership interest in MLTP, which is expected to serve the growing demand from the AI Data Center equipment market by accelerating the development of test solutions for critical high speed data connections. The purchase price of MLTP was approximately $157.8 million, subject to customary post-closing adjustments, and the results will be included in our Product Test Segment.

Our capital allocation plan will continue to be balanced between investing in organic and inorganic growth and returning cash to shareholders through share repurchases and dividends. During the first six months of 2026, the aggregate cash consideration paid for acquisitions, net of cash acquired, totaled $165.6 million, primarily due to the acquisition of a controlling interest in MLTP. Additionally, we returned a combined $114.9 million to shareholders through $74.2 million of share buybacks and $40.7 million of dividend payments.

Government Regulations

We are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, and other laws and regulations. However, our trade compliance program may not identify or prevent all potential violations, and gaps in our program could be discovered, possibly resulting in fines, penalties, or other sanctions as a result. Additionally, U.S. and foreign governmental authorities have taken, and may continue to take, administrative, legislative or regulatory action that could impact our operations. We believe that our operations are in material compliance with applicable trade regulations. The costs we incurred in complying with applicable trade regulations for the six months ended June 28, 2026 were not material, however, compliance with these laws has limited our ability to compete in certain regions. It is possible that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects.

We have paid certain tariffs on imported products under the International Emergency Economic Powers Act (“IEEPA”) since the inception of the IEEPA tariffs in 2025. On April 20, 2026, U.S. Customs and Border Protection (“CBP”) began accepting refund claims related to these tariffs. During the quarter ended June 28, 2026, we began receiving refunds, which did not have a material impact to our financial position or results of operations. We continue to monitor the situation, and we do not expect that any further refunds received will have a material impact on our financial position or results of operations.

For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see Part II - Item 1A “Risk Factors- Risks Related to Legal and Regulatory Compliance” included elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the six months ended June 28, 2026, to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Percentage of revenues:
Revenues:
Products	90%	80%	89%	81%
Services	10	20	11	19
Total revenues	100	100	100	100
Cost of revenues:
Cost of products	37	36	36	34
Cost of services	4	7	4	7
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	40	43	40	41
Gross profit	60	57	60	59
Operating expenses:
Selling and administrative	14	24	14	24
Engineering and development	12	18	11	18
Acquired intangible assets amortization	—	1	—	1
Restructuring and other	—	—	—	1
Total operating expenses	27	43	25	43
Income from operations	33	14	35	16
Non-operating (income) expense:
Interest income	—	(1)	—	(1)
Interest expense	—	—	—	—
Other (income) expense, net	—	—	—	—
Income before income taxes and equity in net earnings of affiliate	33	15	35	16
Income tax provision	5	2	5	2
Income before equity in net earnings of affiliate	28	13	30	14
Equity in net earnings of affiliate	—	(1)	—	(1)
Consolidated net income	28	12	30	13
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Teradyne	28%	12%	30%	13%

Results of Operations

Second Quarter 2026 Compared to Second Quarter 2025

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	June 28, 2026	June 29, 2025	Dollar Change
	(in millions)
Semiconductor Test	$1,121.8	$491.9	$629.9
Product Test	107.2	85.1	22.1
Robotics	99.9	74.9	25.0
	$1,329.0	$651.8	$677.2

The increase in Semiconductor Test revenues of $629.9 million, or 128.1%, was driven primarily by higher sales in compute and memory related to artificial intelligence applications. The increase in Product Test revenues of $22.1 million, or 26.0%, was driven by increased AI-related demand, combined with growth in Defense and Aerospace. The increase in Robotics revenues of $25.0 million, or 33.4%, was primarily due to higher sales of collaborative robotic arms and autonomous mobile robots.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	June 28, 2026	June 29, 2025
Taiwan	40%	35%
Korea	20	7
China	12	16
United States	7	12
Singapore	5	3
Europe	4	9
Malaysia	3	4
Thailand	3	2
Philippines	2	5
Japan	1	4
Rest of World	3	3
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	June 28, 2026	June 29, 2025	Dollar/Point Change
	(in millions)
Gross profit	$794.6	$373.0	$421.6
Percent of total revenues	59.8%	57.2%	2.6

Gross profit as a percent of revenue increased by 2.6 points, primarily due to higher sales and product mix in Semiconductor Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	June 28, 2026	June 29, 2025	Dollar Change
	(in millions)
Selling and administrative	$192.5	$157.8	$34.7
Percent of total revenues	14.5%	24.2%

The increase of $34.7 million in selling and administrative expenses was primarily driven by strategic investments in Semiconductor Test and from higher variable compensation across all segments.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	June 28, 2026	June 29, 2025	Dollar Change
	(in millions)
Engineering and development	$156.3	$118.4	$37.9
Percent of total revenues	11.8%	18.2%

The increase of $37.9 million in engineering and development expenses was primarily driven by strategic investments in Semiconductor Test and from higher variable compensation across all segments.

Restructuring and Other

During the three months ended June 28, 2026, we recorded $3.0 million of restructuring and other charges, of which $1.5 million were related to acquisition and divestiture related expenses and $1.4 million were severance charges.

During the three months ended June 29, 2025, we recorded $2.3 million of severance charges, $0.8 million of which is related to the Robotics restructuring which was initiated during the three months ended March 30, 2025, and impacted approximately 150 employees. During the three months ended June 29, 2025, we made $3.9 million of Robotics severance payments.

Interest and Other

	For the Three Months Ended
	June 28, 2026	June 29, 2025	Dollar Change
	(in millions)
Interest income	$(3.2)	$(4.4)	$1.2
Interest expense	3.0	0.8	$2.2
Other (income) expense, net	(5.6)	(2.3)	$(3.3)

Interest expense increased by $2.2 million primarily due to higher debt during a portion of the period.

Income (Loss) Before Income Taxes and Equity in Net Earnings of Affiliate

	For the Three Months Ended
	June 28, 2026	June 29, 2025	Dollar Change
	(in millions)
Semiconductor Test	$427.3	$95.8	$331.5
Product Test	18.0	15.6	2.4
Robotics	(2.6)	(18.5)	15.9
Corporate and Eliminations (1)	0.9	3.8	(2.9)
	$443.6	$96.6	$347.0

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), and acquisition and divestiture related expenses.

The increase in income before income taxes and equity in net earnings of affiliate in Semiconductor Test was driven primarily by higher sales volume in compute and memory related to artificial intelligence applications. The increase in income before income taxes and equity in net earnings of affiliate in Robotics was primarily due to higher sales volume and lower operating expenses primarily as a result of restructuring actions.

Income Taxes

The effective tax rate for the three months ended June 28, 2026, and June 29, 2025, was 15.1% and 12.7%, respectively. The increase in the effective tax rate from the three months ended June 29, 2025, to the three months ended June 28, 2026, is primarily attributable to lower benefits from tax credits partially offset by increased benefits from equity compensation and a projected shift in the geographic distribution of income.

Six Months 2026 Compared to Six Months 2025

Revenues

Revenues by our reportable segments were as follows:

	For the Six Months Ended
	June 28, 2026	June 29, 2025	Dollar Change
	(in millions)
Semiconductor Test	$2,232.6	$1,034.4	$1,198.2
Robotics	191.2	143.9	47.3
Product Test	187.7	159.2	28.5
	$2,611.5	$1,337.5	$1,274.0

The increase in Semiconductor Test revenues of $1,198.2 million, or 115.8%, was driven primarily by higher sales in compute and memory primarily related to artificial intelligence applications. The increase in Robotics revenues of $47.3 million, or 32.9%, was primarily due to higher sales of collaborative robotic arms. The increase in Product Test revenues of $28.5 million, or 17.9%, was driven primarily by AI-related demand, combined with growth in Defense and Aerospace.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Six Months Ended
	June 28, 2026	June 29, 2025
Taiwan	41%	31%
Korea	20	10
China	11	17
United States	7	12
Europe	6	7
Singapore	4	6
Malaysia	4	3
Philippines	2	4
Thailand	2	2
Japan	1	3
Rest of World	2	5
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended
	June 28, 2026	June 29, 2025	Dollar/Point Change
	(in millions)
Gross profit	$1,575.6	$788.3	$787.3
Percent of total revenues	60.3%	58.9%	1.4

Gross profit as a percent of revenue increased by 1.4 points, primarily due to higher sales volume in Semiconductor Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended
	June 28, 2026	June 29, 2025	Dollar Change
	(in millions)
Selling and administrative	$359.3	$315.0	$44.3
Percent of total revenues	13.8%	23.6%

The increase of $44.3 million in selling and administrative expenses was primarily driven by strategic investments in Semiconductor Test and from higher variable compensation across all segments.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended
	June 28, 2026	June 29, 2025	Dollar Change
	(in millions)
Engineering and development	$291.8	$236.6	$55.2
Percent of total revenues	11.2%	17.7%

The increase of $55.2 million in engineering and development expenses was primarily driven by strategic investments in Semiconductor Test and from higher variable compensation across all segments.

Restructuring and Other

During the six months ended June 28, 2026, we recorded $6.5 million of restructuring and other charges, of which $3.2 million were related to acquisition and divestiture related expenses and $2.3 million were severance charges.

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

Interest and Other

	For the Six Months Ended
	June 28, 2026	June 29, 2025	Dollar Change
	(in millions)
Interest income	$(5.6)	$(9.4)	$3.8
Interest expense	6.1	1.6	4.5
Other (income) expense, net	1.0	3.8	(2.8)

Interest expense increased by $4.5 million primarily due to outstanding debt balances during portions of 2026.

Income (Loss) Before Income Taxes and Equity in Net Earnings of Affiliate

	For the Six Months Ended
	June 28, 2026	June 29, 2025	Dollar Change
	(in millions)
Semiconductor Test	$895.4	$251.6	$643.8
Product Test	22.7	24.2	(1.5)
Robotics	(3.5)	(55.7)	52.2
Corporate and Eliminations (1)	(5.2)	(4.5)	(0.7)
	$909.3	$215.6	$693.7
(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), and acquisition and divestiture related expenses.

The increase in income before income taxes and equity in net earnings of affiliate in Semiconductor Test was driven primarily by higher compute and memory sales volume, partially offset by higher selling and administrative and engineering and development spending. The increase in income before income taxes and equity in net earnings of affiliate in Robotics was primarily due to higher sales volume and lower operating expenses primarily as a result of restructuring actions.

Income Taxes

The effective tax rate for the six months ended June 28, 2026, and June 29, 2025, was 14.2% and 12.4%, respectively. The increase in the effective tax rate from the six months ended June 29, 2025, to the six months ended June 28, 2026, is primarily attributable to lower benefits from tax credits partially offset by increased benefits from equity compensation and a projected shift in the geographic distribution of income.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

	June 28, 2026	December 31, 2025	Change
	(in millions)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$349.5	$293.8	$55.7
Short-term marketable securities	5.3	28.2	(22.9)
Long-term marketable securities	162.3	126.3	36.0
Total cash, cash equivalents and marketable securities:	$517.1	$448.3	$68.8

Short-term debt	$—	$200.0	$(200.0)

Our cash, cash equivalents and marketable securities balances increased by $68.8 million in the six months ended June 28, 2026, to $517.1 million. Cash increased primarily as a result of operating cash inflows.

Our Third Amended and Restated Revolving Credit Agreement, amended as of November 7, 2023 (the “Credit Agreement”) provides a six-year, senior secured revolving credit facility of $750.0 million (the “Credit Facility”). As of June 28, 2026, we did not have an outstanding balance under the Credit Agreement. The Credit Agreement is set to expire on December 10, 2026. See Note I: “Debt” for more information regarding our Credit Agreement. As of June 28, 2026, we were in compliance with all covenants under the Credit Agreement. We intend to extend the Credit Facility later in 2026.

Cash Flows

	June 28, 2026	June 29, 2025	Change
	(in millions)
Net cash (used for) provided by:
Operating activities	734.3	343.7	390.6
Investing activities	(338.6)	(240.2)	(98.4)
Financing activities	(341.0)	(313.6)	(27.4)
Effects of exchange rate changes on cash and cash equivalents	1.1	(4.0)	5.1
Net increase (decrease) in cash and cash equivalents	$55.8	$(214.1)	$269.9

Net change in operating assets and liabilities, net of businesses acquired	(142.1)	61.7	(203.8)

Operating Activities

Operating activities during the six months ended June 28, 2026, provided cash of $734.3 million. Changes in operating assets and liabilities, net of businesses acquired used cash of $142.1 million due to a $369.6 million increase in operating assets and a $227.6 million increase in operating liabilities. The increase in operating assets was primarily due to increases in accounts receivable of $302.2 million. The increase in operating liabilities was primarily due to increases in accounts payable and other liabilities and in deferred revenue and customer advances of $121.8 million and $50.9 million, respectively.

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

Investing Activities

Investing activities during the six months ended June 28, 2026, included $165.6 million used for the acquisition of businesses, $155.4 million used for the purchases of property, plant, and equipment, $48.2 million used for the purchases of marketable securities, and $10.0 million used for the purchase of investment in a business, partially offset by $29.6 million in proceeds from sales of marketable securities and $11.0 million in proceeds from maturities of marketable securities.

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

Financing Activities

Financing activities during the six months ended June 28, 2026, included $200.0 million in net repayments of borrowings on the revolving credit facility, $74.2 million used for the repurchase of common stock, $41.1 million used for payment related to net settlements of employee stock compensation awards, and $40.7 million utilized for dividend payments, partially offset by $15.1 million from the issuance of common stock under employee stock purchase and stock option plans.

Financing activities during the six months ended June 29, 2025, consumed cash of $313.6 million due to $274.9 million used for the repurchase of approximately 3.0 million shares of common stock at an average price of $93.67 per share, $38.6 million utilized for dividend payments and $15.0 million used for payment related to net settlements of employee stock compensation awards, partially offset by $14.8 million from the issuance of common stock under employee stock purchase and stock option plans.

Material Cash Requirements

In January 2026 and May 2026, our Board of Directors declared a quarterly cash dividend of $0.13 per share. Dividend payments for the three and six months ended June 28, 2026, were $20.3 million and $40.7 million, respectively.

In January 2025 and May 2025, our Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and six months ended June 29, 2025, were $19.2 million and $38.6 million, respectively.

In January 2023, our Board of Directors approved a repurchase program for up to $2.0 billion of common stock. During the six months ended June 28, 2026, we repurchased 0.2 million shares of common stock for $74.2 million, which excludes related excise tax, at an average price of $341.89 per share. The cumulative repurchases under the 2023 repurchase program as of June 28, 2026, were 12.2 million shares of common stock for $1,371.5 million, which excludes related excise tax, at an average price per share of $113.52. During the six months ended June 29, 2025, we repurchased approximately 3.0 million shares of common stock for $274.9 million, which excludes related excise tax, at an average price of $93.67 per share.

While we have previously declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

We believe our cash, cash equivalents, marketable securities and senior secured revolving credit facility will be sufficient to pay our quarterly dividend and meet our working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings. As of June 28, 2026, we were in compliance with all covenants under the Credit Agreement.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Teradyne, see Part 2 Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K filed with the SEC on February 19, 2026. There were no material changes in our exposure to market risk from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2023, Teradyne’s Board of Directors cancelled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the six months ended June 28, 2026, we repurchased 0.2 million shares of common stock for a total cost of $74.2 million at an average price of $341.89 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes. During the six months ended June 29, 2025, we repurchased 3.0 million shares of common stock for $277.3 million at an average price of $93.67 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended June 28, 2026, (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)
March 30, 2026 - April 26, 2026	2		$310.31		—	$685,844
April 27, 2026 - May 24, 2026	127		$349.13		126	$641,928
May 25, 2026 - June 28, 2026	69		$369.18		67	$617,124
	198	(1)	355.66	(1)	193

(1)
Includes approximately five thousand shares at an average price of $343.41 withheld from employees for the payment of taxes.
(2)
As of January 1, 2023, share repurchases net of share issuances are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred is included as part of the cost basis of shares repurchased in the Condensed Consolidated Statements of Equity.

We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4: Mine Safety Disclosures

Not Applicable

Item 5: Other Information

10b5-1 Trading Plans

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended June 28, 2026, no Section 16 Officers or directors adopted, modified or terminated Rule 10b5-1 trading plans.

Item 6: Exhibits

Exhibit Number	Description

31.1

Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

TERADYNE, INC.
Registrant

/s/ MICHELLE TURNER
Michelle Turner Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) July 31, 2026