Form 10-Q
period 2026-09-27
TERADYNE, INC
filed 2026-10-30
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

The number of shares outstanding of the registrant’s only class of Common Stock as of October 26, 2026, was 156,124,751 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 27, 2026	December 31, 2025
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$460,742	$293,751
Marketable securities	5,847	28,247
Accounts receivable, less allowance for credit losses of $2,773 and $2,410 at September 27, 2026 and December 31, 2025, respectively	1,110,798	786,913
Inventories, net	574,992	379,552
Prepayments	613,658	427,564
Other current assets	24,185	33,273
Total current assets	2,790,222	1,949,300
Property, plant and equipment, net	679,603	562,999
Operating lease right-of-use assets, net	121,652	76,635
Marketable securities	158,276	126,256
Deferred tax assets	311,092	275,265
Retirement plans assets	12,240	12,059
Equity method investment	518,559	537,098
Other assets	97,111	71,697
Acquired intangible assets, net	96,662	51,271
Goodwill	663,776	521,019
Total assets	$5,449,193	$4,183,599
LIABILITIES
Current liabilities:
Accounts payable	$516,967	$269,185
Accrued employees’ compensation and withholdings	261,288	254,973
Deferred revenue and customer advances	211,683	153,124
Other accrued liabilities	146,332	111,845
Operating lease liabilities	17,061	19,340
Short-term debt	—	200,000
Income taxes payable	188,105	106,740
Total current liabilities	1,341,436	1,115,207
Retirement plans liabilities	152,910	144,874
Long-term deferred revenue and customer advances	58,342	50,888
Deferred tax liabilities	10,841	5,378
Long-term other accrued liabilities	28,649	7,601
Long-term operating lease liabilities	120,054	63,899
Total liabilities	1,712,232	1,387,847
Commitments and contingencies (Note R)
Redeemable noncontrolling interests	49,065	—
EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 156,150 and 156,088 shares issued and outstanding at September 27, 2026, and December 31, 2025, respectively	19,519	19,511
Additional paid-in capital	2,043,937	1,989,911
Accumulated other comprehensive (loss) gain	5,538	41,895
Retained earnings	1,618,902	744,435
Total Teradyne shareholders’ equity	3,687,896	2,795,752
Total liabilities, redeemable noncontrolling interests, and equity	$5,449,193	$4,183,599

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in thousands, except per share amount)		(in thousands, except per share amount)
Revenues:
Products	$1,164,165	$632,104	$3,498,463	$1,716,718
Services	141,785	137,106	418,971	389,969
Total revenues	1,305,950	769,210	3,917,434	2,106,687
Cost of revenues:
Cost of products	485,092	270,634	1,425,757	727,198
Cost of services	49,582	49,270	144,831	141,834
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	534,674	319,904	1,570,588	869,032
Gross profit	771,276	449,306	2,346,846	1,237,655
Operating expenses:
Selling and administrative	198,968	169,144	558,224	484,182
Engineering and development	163,092	124,760	454,938	361,331
Acquired intangible assets amortization	5,251	3,514	12,447	11,820
Restructuring and other	1,997	6,585	8,455	23,472
Total operating expenses	369,308	304,003	1,034,064	880,805
Income from operations	401,968	145,303	1,312,782	356,850
Non-operating (income) expense:
Interest income	(3,341)	(3,191)	(8,945)	(12,618)
Interest expense	868	1,309	6,983	2,909
Other (income) expense, net	150	(915)	1,156	2,875
Income before income taxes and equity in net earnings of affiliate	404,291	148,100	1,313,588	363,684
Income tax provision	59,833	23,344	188,778	50,148
Income before equity in net earnings of affiliate	344,458	124,756	1,124,810	313,536
Equity in net earnings of affiliate	3,281	(5,198)	(3,277)	(16,709)
Consolidated net income	347,739	119,558	1,121,533	296,827
Less: Net income attributable to noncontrolling interests	5,332	—	5,684	—
Net income attributable to Teradyne	$342,407	$119,558	$1,115,849	$296,827

Earnings per common share attributable to Teradyne:
Basic	$2.19	$0.75	$7.14	$1.85
Diluted	$2.17	$0.75	$7.08	$1.85
Weighted average common shares—basic	156,262	158,595	156,381	160,021
Weighted average common shares—diluted	157,502	159,097	157,610	160,409

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in thousands)		(in thousands)
Consolidated net income	$347,739	$119,558	$1,121,533	$296,827
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, and $0, respectively	(19)	(4,351)	(31,396)	117,966
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(609), $201, $(677), and $316, respectively	(5,145)	739	(4,918)	1,324
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $(2), $0, $10, $27, respectively	(8)	—	5	89
	(5,153)	739	(4,913)	1,413
Cash flow hedges:
Unrealized (losses) gains arising during period, net of tax of $(32), $0, $(32), and $(109), respectively	(114)	—	(114)	(381)
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $20, $0, $20, and $(100), respectively	69	—	69	(350)
	(45)	—	(45)	(731)
Defined benefit postretirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(1), and $(1), respectively	(1)	(2)	(3)	(6)
Other comprehensive income (loss)	(5,218)	(3,614)	(36,357)	118,642
Consolidated comprehensive income	$342,521	$115,944	$1,085,176	$415,469
Less: comprehensive income attributable to redeemable noncontrolling interests	5,332	—	5,684	—
Total comprehensive income attributable to Teradyne	$337,189	$115,944	$1,079,492	$415,469

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

(Unaudited)

		Teradyne Shareholders
	Redeemable Noncontrolling Interests	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Teradyne Shareholders’ Equity	Equity Attributable to Noncontrolling Interests	Total Equity
		(in thousands)
For the Three Months Ended September 27, 2026
Balance, June 28, 2026	$—	156,378	$19,547	$2,003,232	$10,756	$1,403,627	$3,437,162	$36,151	$3,473,313
Reclassification of opening balance	36,151						—	(36,151)	(36,151)
Net issuance of common stock under stock-based plans		51	7	17,561			17,568		17,568
Stock-based compensation expense				23,144			23,144		23,144
Repurchase of common stock		(279)	(35)			(99,236)	(99,271)		(99,271)
Cash dividends ($0.13 per share)						(20,314)	(20,314)		(20,314)
Consolidated net income	5,332					342,407	342,407		342,407
Other comprehensive income (loss)					(5,218)		(5,218)		(5,218)
Accretion of redeemable noncontrolling interests to redemption value	7,582					(7,582)	(7,582)		(7,582)
Balance, September 27, 2026	$49,065	156,150	$19,519	$2,043,937	$5,538	$1,618,902	$3,687,896	$—	3,687,896
For the Three Months Ended September 28, 2025
Balance, June 29, 2025	$—	159,210	$19,901	$1,941,501	$41,036	$834,863	$2,837,301	$—	$2,837,301
Net issuance of common stock under stock-based plans		206	26	14,958			14,984		14,984
Stock-based compensation expense				16,956			16,956		16,956
Repurchase of common stock		(2,171)	(271)			(248,640)	(248,911)		(248,911)
Cash dividends ($0.12 per share)						(18,999)	(18,999)		(18,999)
Net income						119,558	119,558		119,558
Other comprehensive income (loss)					(3,614)		(3,614)		(3,614)
Balance, September 28, 2025	$—	157,245	$19,656	$1,973,415	$37,422	$686,782	$2,717,275	$—	$2,717,275

		Teradyne Shareholders
	Redeemable Noncontrolling Interests	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Teradyne Shareholders’ Equity	Equity Attributable to Noncontrolling Interests	Total Equity
		(in thousands)
For the Nine Months Ended September 27, 2026
Balance, December 31, 2025	$—	156,088	$19,511	$1,989,911	$41,895	$744,435	$2,795,752	$—	$2,795,752
Net issuance of common stock under stock-based plans		558	70	(8,590)			(8,520)		(8,520)
Stock-based compensation expense				62,616			62,616		62,616
Repurchase of common stock		(496)	(62)			(172,776)	(172,838)		(172,838)
Cash dividends ($0.39 per share)						(61,024)	(61,024)		(61,024)
Consolidated net income	5,684					1,115,849	1,115,849		1,115,849
Other comprehensive income (loss)					(36,357)		(36,357)		(36,357)
Acquisition of redeemable noncontrolling interest	35,799						—		—
Accretion of redeemable noncontrolling interests to redemption value	7,582					(7,582)	(7,582)		(7,582)
Balance, September 27, 2026	$49,065	156,150	$19,519	$2,043,937	$5,538	$1,618,902	$3,687,896	$—	$3,687,896
For the Nine Months Ended September 28, 2025
Balance, December 31, 2024	$—	161,722	$20,215	$1,909,538	$(81,220)	$970,761	$2,819,294	$—	$2,819,294
Net issuance of common stock under stock-based plans		655	82	14,741			14,823		14,823
Stock-based compensation expense				49,136			49,136		49,136
Repurchase of common stock		(5,132)	(641)			(523,208)	(523,849)		(523,849)
Cash dividends ($0.36 per share)						(57,598)	(57,598)		(57,598)
Net income						296,827	296,827		296,827
Other comprehensive income (loss)					118,642		118,642		118,642
Balance, September 28, 2025	$—	157,245	$19,656	$1,973,415	$37,422	$686,782	$2,717,275	$—	$2,717,275

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 27, 2026	September 28, 2025
	(in thousands)
Cash flows from operating activities:
Consolidated net income	$1,121,533	$296,827
Adjustments to reconcile consolidated net income from operations to net cash provided by operating activities:
Depreciation	90,256	79,484
Stock-based compensation	63,649	47,561
Equity in net earnings of affiliate	3,277	16,709
Amortization	12,925	12,723
Provision for excess and obsolete inventory	19,213	19,175
Losses (gains) on investments	(7,076)	(4,722)
Deferred taxes	(41,163)	(29,100)
Retirement plan losses (gains)	(228)	(673)
Other	3,757	3,344
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(302,733)	(111,787)
Inventories	(178,794)	(34,618)
Prepayments and other assets	(224,940)	(22,599)
Accounts payable and other liabilities	347,615	121,447
Deferred revenue and customer advances	64,045	25,652
Retirement plans contributions	(4,605)	(6,986)
Income taxes	81,144	(19,661)
Net cash provided by operating activities	1,047,875	392,776
Cash flows from investing activities:
Purchases of property, plant and equipment	(241,762)	(161,121)
Acquisition of businesses, net of cash and cash equivalents acquired	(165,611)	(144,380)
Purchase of investment in a business	(20,900)	(25,519)
Purchases of marketable securities	(50,004)	(27,465)
Proceeds from maturities of marketable securities	11,880	41,621
Proceeds from sales of marketable securities	30,607	9,172
Net cash used for investing activities	(435,790)	(307,692)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	350,000	200,000
Repayments of borrowings on revolving credit facility	(550,000)	—
Dividend payments	(61,024)	(57,574)
Repurchase of common stock	(173,502)	(518,658)
Debt issuance costs	(2,686)	—
Payments related to net settlement of employee stock compensation awards	(42,153)	(15,254)
Issuance of common stock under stock purchase and stock option plans	33,708	30,076
Net cash used for financing activities	(445,657)	(361,410)
Effects of exchange rate changes on cash and cash equivalents	563	(4,328)
(Decrease) increase in cash and cash equivalents	166,991	(280,654)
Cash and cash equivalents at beginning of period	293,751	553,354
Cash and cash equivalents at end of period	$460,742	$272,700
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$12,292	$7,821

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

Redeemable Noncontrolling Interests

Teradyne has an agreement with the holder of the 25% noncontrolling interests in MultiLane Test Products Holding LLC (“MLTP”) that provides Teradyne with the right to purchase, and the noncontrolling interests holder with the right to sell, their remaining minority interests following the expiration of a contractual lock-up period, with the earliest redemption date in 2029, and subject to certain conditions. The purchase price will be determined at the time of exercise based on a contractual formula. As the redemption is contingently redeemable at the option of the noncontrolling interests holder and not solely within Teradyne’s control, Teradyne classifies the carrying amount of the redeemable noncontrolling interests as temporary equity, between liabilities and permanent equity, in the consolidated balance sheet. Although the redeemable noncontrolling interests are not currently redeemable, Teradyne has determined that it is probable that the interests will become redeemable. Teradyne applies the accretion method and accretes changes in the redemption value over the period to the earliest redemption date.

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

D. ACQUISITIONS

MultiLane Test Products

On April 8, 2026, Teradyne and HTP Holding SAL (“MultiLane”) formed a joint venture, MLTP, in which Teradyne holds a controlling 75% ownership interest, with the remaining 25% attributable to redeemable noncontrolling interests, for a total purchase price of $157.8 million, subject to customary post-closing adjustments. MLTP is expected to serve the growing demand from the AI Data Center equipment market by accelerating the development of test solutions for critical high speed data connections. The fair value of the redeemable noncontrolling interests was estimated to be $35.8 million based on the noncontrolling interest holders’ proportionate ownership of MLTP, adjusted to reflect the lack of control and marketability characteristics of the interest. Teradyne’s total allocation of the purchase price was goodwill of $131.6 million, which is not deductible for tax purposes, acquired intangible assets of $46.7 million with a weighted average estimated useful life of 4.7 years, and $15.3 million of net tangible assets. The goodwill is attributable to cost synergies, assembled workforce and anticipated incremental revenue streams. Teradyne’s estimates, assumptions, and tax impacts used in determining the estimated fair values of certain assets, liabilities, and the noncontrolling interests are subject to change within the measurement period (up to twelve months from the acquisition date) as a result of additional information obtained with regard to facts and circumstances that existed as of the acquisition date. The results of MLTP have been included in Teradyne’s Product Test segment from the date of acquisition.

Based upon a preliminary valuation, the total purchase price was allocated as follows:

Purchase Price Allocation
(in thousands)
Goodwill	$131,634
Intangible assets	46,700
Tangible assets acquired and liabilities assumed:
Current assets	23,616
Other non-current assets	790
Accounts payable and current liabilities	(980)
Long-term deferred tax liabilities	(7,939)
Other long-term liabilities	(183)
Redeemable noncontrolling interests	(35,799)
Total purchase price	$157,839

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

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$38,600	10.0
Tradenames and trademarks	4,400	10.0
Customer relationships	600	8.0
Total intangible assets	$43,600	10.0

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

	Semiconductor Test			Robotics	Product Test	Total
	System on-a-Chip	Memory	IST
	(in thousands)
For the Three Months Ended September 27, 2026
Timing of Revenue Recognition
Point in Time	$601,845	$289,515	$87,825	$93,051	$121,690	$1,193,926
Over Time	74,664	11,306	6,856	2,777	16,421	112,024
Total	$676,509	$300,821	$94,681	$95,828	$138,111	$1,305,950
Geographical Market
Asia Pacific	$627,357	$298,538	$94,150	$25,257	$72,956	$1,118,258
Americas	23,963	1,377	531	38,952	58,394	123,217
Europe, Middle East and Africa	25,189	906	—	31,619	6,761	64,475
Total	$676,509	$300,821	$94,681	$95,828	$138,111	$1,305,950

For the Three Months Ended September 28, 2025
Timing of Revenue Recognition
Point in Time	$367,404	$118,878	$33,575	$73,213	$69,579	$662,649
Over Time	72,812	9,184	4,014	1,874	18,677	106,561
Total	$440,216	$128,062	$37,589	$75,087	$88,256	$769,210
Geographical Market
Asia Pacific	$409,959	$126,534	$37,298	$13,852	$25,136	$612,779
Americas	14,432	1,029	291	28,455	55,225	99,432
Europe, Middle East and Africa	15,825	499	—	32,780	7,895	56,999
Total	$440,216	$128,062	$37,589	$75,087	$88,256	$769,210

For the Nine Months Ended September 27, 2026
Timing of Revenue Recognition
Point in Time	$2,181,364	$683,003	$167,152	$278,979	$274,143	$3,584,641
Over Time	219,925	32,600	20,593	8,024	51,651	332,793
Total	$2,401,289	$715,603	$187,745	$287,003	$325,794	$3,917,434
Geographical Market
Asia Pacific	$2,256,782	$704,425	$184,320	$63,779	$144,504	$3,353,810
Americas	55,916	9,157	3,425	121,224	156,951	346,673
Europe, Middle East and Africa	88,591	2,021	—	102,000	24,339	216,951
Total	$2,401,289	$715,603	$187,745	$287,003	$325,794	$3,917,434

For the Nine Months Ended September 28, 2025
Timing of Revenue Recognition
Point in Time	$1,030,682	$272,534	$85,294	$213,083	$192,296	$1,793,889
Over Time	212,512	25,879	13,348	5,857	55,202	312,798
Total	$1,243,194	$298,413	$98,642	$218,940	$247,498	$2,106,687
Geographical Market
Asia Pacific	$1,132,944	$292,683	$95,782	$44,853	$85,583	$1,651,845
Americas	65,404	4,023	2,860	88,086	138,239	298,612
Europe, Middle East and Africa	44,846	1,707	—	86,001	23,676	156,230
Total	$1,243,194	$298,413	$98,642	$218,940	$247,498	$2,106,687

Contract Balances

During the three and nine months ended September 27, 2026, Teradyne recognized $34.6 million and $138.1 million, respectively, that were included within the deferred revenue and customer advances balances at the beginning of the period. During the three and nine months ended September 28, 2025, Teradyne recognized $14.2 million and $64.8 million, respectively, that were included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of September 27, 2026, Teradyne had $131.1 million of unsatisfied performance obligations with an original duration of greater than one year, of which 57% is expected to be recognized as revenue within the next twelve months.

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	September 27, 2026	December 31, 2025
	(in thousands)
Maintenance, service and training	$56,853	$62,337
Customer advances, undelivered elements and other	133,586	85,762
Extended warranty	79,586	55,913
Total deferred revenue and customer advances	$270,025	$204,012

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

The following table summarizes the change in the carrying value of our equity method investment:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in thousands)
Balance at beginning of period	$514,957	$545,414	$537,098	$494,494
Other comprehensive income related to investment	321	(2,215)	(15,262)	60,216
Equity in net earnings of affiliate	3,281	(5,198)	(3,277)	(16,709)
Balance at end of period	$518,559	$538,001	$518,559	$538,001

Based on the quoted closing price of Technoprobe stock as of September 27, 2026, the fair value of the publicly traded investment was $2,242.4 million.

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

G. INVENTORIES

Inventories, net consisted of the following at September 27, 2026, and December 31, 2025:

	September 27, 2026	December 31, 2025
	(in thousands)
Raw material	$359,234	$267,566
Work-in-process	84,801	47,876
Finished goods	130,957	64,110
Total inventories, net	$574,992	$379,552

Inventory reserves at September 27, 2026, and December 31, 2025, were $165.6 million and $151.8 million, respectively.

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

During the three and nine months ended September 27, 2026, and September 28, 2025, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in millions)		(in millions)
Realized gains and losses included in ‘Other (income) expense, net’ in the condensed consolidated statement of operations
Realized gains	$0.6	$0.7	$1.5	$1.8
Realized losses	0.0	—	0.2	1.3

Unrealized gains and losses on equity securities included in ‘Other (income) expense, net’ in the condensed consolidated statement of operations
Unrealized gains on equity securities	1.9	3.1	10.0	7.4
Unrealized losses on equity securities	0.3	0.1	4.3	3.2

Unrealized gains and losses on available-for-sale debt securities are included in ‘Accumulated other comprehensive income (loss)’ in the condensed consolidated balance sheet.

The cost of securities sold is based on average cost.

The following tables set forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 27, 2026, and December 31, 2025.

	September 27, 2026			December 31, 2025
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total (1)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total (1)
	(in thousands)
Assets
Cash	$222,532	$—	$222,532	$214,712	$—	214,712
Cash equivalents	238,210	—	238,210	78,068	971	79,039
Available-for-sale securities:
Corporate debt securities	—	54,916	54,916	—	36,384	36,384
Debt mutual funds	13,271	—	13,271	14,331	—	14,331
U.S. Treasury securities	—	13,260	13,260	—	44,143	44,143
Non-U.S. government securities	—	13,108	13,108	—	924	924
Certificates of deposit and time deposits	—	1,134	1,134	—	1,354	1,354
Equity securities:
Mutual funds	68,434	—	68,434	57,367	—	57,367
	$542,447	$82,418	$624,865	$364,478	$83,776	$448,254
Derivative assets	—	724	724	—	1,175	1,175
Total	$542,447	$83,142	$625,589	$364,478	$84,951	$449,429
Liabilities
Derivative liabilities	—	1,732	1,732	—	928	928
Total	$—	$1,732	$1,732	$—	$928	$928

Reported as follows:
	(Level 1)	(Level 2)	Total (1)	(Level 1)	(Level 2)	Total (1)
	(in thousands)
Assets
Cash and cash equivalents	$460,742	$—	$460,742	$292,780	$971	$293,751
Long-term marketable securities	81,705	76,571	158,276	71,698	54,558	126,256
Marketable securities	—	5,847	5,847	—	28,247	28,247
Prepayments	—	724	724	—	1,175	1,175
Total	$542,447	$83,142	$625,589	$364,478	$84,951	$449,429
Liabilities
Other accrued liabilities	$—	$1,732	$1,732	$—	$928	$928
Total	$—	$1,732	$1,732	$—	$928	$928

(1)
There were no financial assets or liabilities measured using significant unobservable inputs (Level 3) as of September 27, 2026 and December 31, 2025.

The carrying values and fair values of Teradyne’s financial instruments at September 27, 2026, and December 31, 2025, were as follows:

	September 27, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$460,742	$460,742	$293,751	$293,751
Marketable securities	164,123	164,123	154,503	154,503
Derivative assets	724	724	1,175	1,175
Liabilities
Derivative liabilities	1,732	1,732	928	928

The fair values of accounts receivable, net, accounts payable, and borrowings drawn on the revolving credit facility approximate their carrying values.

The following table summarizes the composition of available-for-sale marketable securities at September 27, 2026:

	September 27, 2026
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Corporate debt securities	$62,028	$7	$(7,119)	$54,916	$53,587
U.S. Treasury securities	18,785	—	(5,525)	13,260	13,260
Non-U.S. government securities	14,206	—	(1,098)	13,108	12,237
Debt mutual funds	13,573	—	(302)	13,271	3,469
Certificates of deposit and time deposits	1,134	—	—	1,134	—
	$109,726	$7	$(14,044)	$95,689	$82,553

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$5,873	$—	$(26)	$5,847	$4,713
Long-term marketable securities	103,853	7	(14,018)	89,842	77,840
	$109,726	$7	$(14,044)	$95,689	$82,553

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2025:

	December 31, 2025
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$48,723	$90	$(4,670)	$44,143	$13,891
Corporate debt securities	40,090	293	(3,999)	36,384	22,941
Debt mutual funds	14,508	—	(177)	14,331	3,020
Certificates of deposit and time deposits	1,354	—	—	1,354	—
Non-U.S. government securities	924	—	—	924	—
	$105,599	$383	$(8,846)	$97,136	$39,852

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$28,213	$41	$(7)	$28,247	$2,293
Long-term marketable securities	77,386	342	(8,839)	68,889	37,559
	$105,599	$383	$(8,846)	$97,136	$39,852

As of September 27, 2026, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $50.3 million and $32.2 million, respectively. As of December 31, 2025, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $1.1 million and $38.8 million, respectively.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at September 27, 2026, and December 31, 2025, did not meet the criteria for impairment, and accordingly no allowance for credit losses was recorded.

The contractual maturities of investments in available-for-sale securities held at September 27, 2026, were as follows:

	September 27, 2026
	Cost	Fair Market Value
	(in thousands)
Due within one year	$5,873	$5,847
Due after 1 year through 5 years	8,341	8,023
Due after 5 years through 10 years	17,815	17,039
Due after 10 years	64,124	51,509
Total	$96,153	$82,418

Contractual maturities of investments in available-for-sale securities held at September 27, 2026, exclude debt mutual funds with a fair market value of $13.3 million as they do not have a contractual maturity date.

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

At September 27, 2026, and December 31, 2025, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	Gross Notional Value
	September 27, 2026	December 31, 2025
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Taiwan dollar	28.1	27.0
U.S. dollar/Danish krone	15.3	—
Danish krone/Chinese yuan	8.2	—
U.S. dollar/Japanese yen	8.2	16.9
U.S. dollar/Euro	5.1	—
U.S. dollar/Korean won	3.3	7.7
U.S. dollar/British pound sterling	0.9	1.9
Singapore dollar/U.S. dollar	117.0	62.6
Philippine peso/U.S. dollar	1.7	1.8
Chinese yuan/U.S. dollar	0.4	0.7
Euro/U.S. dollar	—	20.4
Total	$188.2	$139.0

The change in the fair value of the outstanding contracts resulted in a net loss of $0.9 million and a net gain of $0.2 million at September 27, 2026, and December 31, 2025, respectively.

Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in ‘Other (income) expense, net’ in the condensed consolidated statement of operations.

At September 27, 2026, and December 31, 2025, Teradyne had the following cash flow hedge contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	Gross Notional Value
	September 27, 2026	December 31, 2025
	(in millions)
Currency Hedged (Buy/Sell)
U.S. dollar/Japanese yen	$4.7	$—
Total	$4.7	$—

The change in fair value of the outstanding cash flow hedge contracts resulted in a loss of $0.1 million at September 27, 2026.

The following table summarizes the fair value of derivative instruments as of September 27, 2026, and December 31, 2025:

	Balance Sheet Location	September 27, 2026	December 31, 2025
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepayments	724	1,175
Foreign exchange forward contracts	Other accrued liabilities	(1,674)	(928)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other accrued liabilities	(58)	—
Total derivatives		$(1,008)	$247

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and nine months ended September 27, 2026, and September 28, 2025:

		For the Three Months Ended		For the Nine Months Ended
	Location of (Gains) Losses Recognized in Statement of Operations	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
		(in thousands)		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts (1)	Other (income) expense, net	$1,379	$218	$3,987	$174
Derivatives designated as hedging instruments:
Foreign exchange forward and option contracts	Revenue	88	—	88	(449)
Total Derivatives		$1,467	$218	$4,075	$(275)

(1)
The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and nine months ended September 27, 2026, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.3 million and $2.4 million, respectively. For the three and nine months ended September 28, 2025, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.8 million and $6.2 million, respectively.

I. DEBT

Revolving Credit Facility

On August 7, 2026, Teradyne entered into a credit agreement (the “2026 Credit Agreement”) providing for a five-year, $1.0 billion senior secured revolving credit facility (the “2026 Credit Facility”) that matures in August 2031. The 2026 Credit Agreement replaced Teradyne’s prior six-year, $750.0 million revolving credit facility entered into in May 2020 (the “2020 Credit Facility” and, together with the 2026 Credit Facility, the “Credit Facilities”), which, prior to Teradyne’s voluntary early termination, was set to expire in December 2026. The 2026 Credit Facility may be used for working capital and general corporate purposes.

The 2026 Credit Agreement contains certain customary affirmative and negative covenants, including covenants restricting Teradyne’s and certain of its subsidiaries' ability to incur liens, dispose of assets, make certain investments and restricted payments, and engage in certain mergers, consolidations and other fundamental changes. Borrowings under the credit facility bear interest at variable rates based on SOFR, plus an applicable margin, and may be repaid, in part or in full, at any time without penalty. Teradyne is required to maintain two financial ratios, including a maximum consolidated leverage ratio of 3.50 to 1.00 and a minimum interest coverage ratio of 2.50 to 1.00, subject to certain exceptions and exemptions. The credit facility is guaranteed by certain of Teradyne’s wholly-owned domestic subsidiaries and secured by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. Teradyne is required to pay commitment fees on the unused portion of the commitments under the credit facility. The applicable margin on borrowings, the commitment fees, and the guarantees and security interests described above are each subject to adjustment or release when Teradyne maintains specified investment grade ratings from at least two of S&P, Moody’s and Fitch, with the guarantees and security interests subject to reinstatement if Teradyne is subsequently downgraded below such rating thresholds.

As of September 27, 2026, Teradyne had no outstanding borrowings under the 2026 Credit Facility. As of December 31, 2025, Teradyne had outstanding borrowings of $200 million under the 2020 Credit Facility. The weighted-average interest rate on the outstanding borrowings as of December 31, 2025 was 4.86%. During the nine months ended September 27, 2026, Teradyne paid $4.8 million in interest related to its debt from its Credit Facilities. As of September 27, 2026, Teradyne was in compliance with all covenants under its credit agreements.

J. PREPAYMENTS

Prepayments consist of the following:

	September 27, 2026	December 31, 2025
	(in thousands)
Contract manufacturer and supplier prepayments	$539,686	$364,170
Prepaid maintenance and other services	17,450	16,662
Prepaid taxes	15,853	9,861
Other prepayments	40,669	36,871
Total prepayments	$613,658	$427,564

K. PRODUCT WARRANTY

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in thousands)		(in thousands)
Balance at beginning of period	$25,694	$12,238	$19,150	$12,962
Accruals for warranties issued during the period	10,495	5,038	28,582	15,194
Accruals related to pre-existing warranties	761	(255)	1,114	(1,177)
Settlements made during the period	(9,015)	(3,881)	(20,911)	(13,839)
Balance at end of period	$27,935	$13,140	$27,935	$13,140

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in thousands)		(in thousands)
Balance at beginning of period	$78,124	$46,751	$55,913	$41,624
Deferral of new extended warranty revenue	8,324	10,573	44,528	28,216
Recognition of extended warranty deferred revenue	(6,862)	(6,309)	(20,855)	(18,825)
Balance at end of period	$79,586	$51,015	$79,586	$51,015

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

Performance-based restricted stock units (“PRSUs”) may have a performance metric based on relative total shareholder return (“TSR”). For PRSUs granted beginning in 2026, Teradyne’s three-year TSR performance will be measured against all other companies within the S&P 500. PRSUs granted prior to 2026, including those that remain outstanding and unvested, will continue to be measured against the New York Stock Exchange (“NYSE”) Composite Index for their full three-year performance periods. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 0% to 200% of the target shares. The TSR PRSUs will vest upon the three-year anniversary of the grant date. The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the shorter of the three-year service period or the period from the grant date to the date described in the retirement provisions below.

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

During the nine months ended September 27, 2026, and September 28, 2025, Teradyne granted 0.3 million and 0.6 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $273.58 and $111.72, respectively, and less than 0.1 million and less than 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $359.26 and $79.78, respectively.

During the nine months ended September 27, 2026, and September 28, 2025, Teradyne granted 0.1 million and 0.1 million of PBIT PRSUs with a weighted average grant date fair value of $272.70 and $106.44, respectively.

During the nine months ended September 27, 2026, and September 28, 2025, Teradyne granted 0.1 million and 0.1 million of TSR PRSUs, with a weighted average grant date fair value of $449.92 and $107.44, respectively. The grant date fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Nine Months Ended
	September 27, 2026	September 28, 2025
Risk-free interest rate	3.6%	4.1%
Teradyne volatility-historical	47.9%	41.8%
S&P 500 Constituents volatility-historical	27.6%
NYSE Composite Index volatility-historical		14.6%
Dividend yield	0.2%	0.4%

Expected volatility was based on the historical volatility of Teradyne’s stock and the companies within the S&P 500 for shares granted in 2026 and the NYSE Composite Index for shares granted prior to 2026 over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of the applicable grant. Dividend yield was based upon an estimated annual dividend amount of $0.52 per share divided by Teradyne’s stock price on the grant dates, which have a weighted average grant date stock price of $274.13 for the 2026 grants, and an estimated annual dividend amount of $0.48 per share divided by Teradyne’s stock price on the grant date of $108.67 for the 2025 grants.

During the nine months ended September 27, 2026, and September 28, 2025, Teradyne granted 0.1 million and 0.1 million of service-based stock options at a weighted average grant date fair value of $104.02 and $41.93, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	September 27, 2026	September 28, 2025
Expected life (years)	3.5	4.0
Risk-free interest rate	3.7%	4.2%
Volatility-historical	47.1%	43.9%
Dividend yield	0.2%	0.4%

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

M. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) attributable to Teradyne, which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Nine Months Ended September 27, 2026
Total balance at December 31, 2025, net of tax of $0, $(1,892), $0, $(1,136), respectively	$47,328	$(6,571)	$—	$1,138	$41,895
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(677), $(32), $0, respectively	(31,396)	(4,918)	(114)	—	(36,428)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $10, $20, $(1), respectively	—	5	69	(3)	71
Net current period other comprehensive loss, net of tax of $0, $(667), $(12), $(1), respectively	(31,396)	(4,913)	(45)	(3)	(36,357)
Total balance attributable to Teradyne at September 27, 2026, net of tax of $0, $(2,559), $(12), $(1,137), respectively	$15,932	$(11,484)	$(45)	$1,135	$5,538

Nine Months Ended September 28, 2025
Total balance at December 31, 2024, net of tax of $0, $(2,174), $209, $(1,134), respectively	$(75,289)	$(7,807)	$731	$1,145	$(81,220)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $316, $(109), $0, respectively	117,966	1,324	(381)	—	118,909
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $27, $(100), $(1), respectively	—	89	(350)	(6)	(267)
Net current period other comprehensive loss, net of tax of $0, $343, $(209), $(1), respectively	117,966	1,413	(731)	(6)	118,642
Total balance attributable to Teradyne at September 28, 2025, net of tax of $0, $(1,831), $0, $(1,135), respectively	$42,677	$(6,394)	$—	$1,139	$37,422

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and nine months ended September 27, 2026, and September 28, 2025, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statements of Operations
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in thousands)		(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $2, $0, $(10), $(27), respectively	$8	$—	$(5)	$(89)	Other (income) expense, net
Cash flow hedges:
Unrealized (losses) gains, net of tax of $(20), $0, $(20), $100, respectively	(69)	—	(69)	350	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $0, $0, $1, $1, respectively	1	2	3	6	(a)
Total reclassifications, net of tax of $(18), $0, $(29), $74, respectively	$(60)	$2	$(71)	$267	Net income

(a)
The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note Q: “Retirement Plans.”

As of September 27, 2026, there were no components of accumulated other comprehensive income (loss) attributable to noncontrolling interests.

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

The changes in the carrying amount of goodwill by reportable segments for the nine months ended September 27, 2026, were as follows:

	Robotics	Semiconductor Test	Product Test	Total
	(in thousands)
Balance at December 31, 2025
Goodwill	$416,401	$263,598	$603,586	$1,283,585
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	416,401	3,058	101,560	521,019
Acquisitions (1)	—	22,305	131,634	153,939
Foreign currency translation adjustment	(11,104)	(78)	—	(11,182)
Balance at September 27, 2026
Goodwill	$405,297	$285,825	$735,220	$1,426,342
Accumulated impairment losses	—	(260,540)	(502,026)	(762,566)
Total Goodwill	$405,297	$25,285	$233,194	$663,776

(1)
Goodwill increased due to acquisitions made in the nine months ended September 27, 2026, including the acquisition of a controlling interest in MLTP. See Note D: “Acquisitions” for more information.

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. For the nine months ended September 27, 2026, Teradyne did not record any intangible asset impairment.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at September 27, 2026
Developed technology	$269,110	$(190,000)	$—	$79,110
Customer relationships	54,064	(43,324)	—	10,740
Tradenames and trademarks	39,157	(31,194)	(1,151)	6,812
Total intangible assets	$362,331	$(264,518)	$(1,151)	$96,662
Balance at December 31, 2025
Developed technology	$250,025	$(211,662)	$60	$38,423
Customer relationships	56,480	(51,953)	204	4,731
Tradenames and trademarks	40,487	(31,339)	(1,031)	8,117
Total intangible assets	$346,992	$(294,954)	$(767)	$51,271

(1)
In the nine months ended September 27, 2026, $42.6 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.

Aggregate intangible asset amortization expense was $5.3 million and $12.4 million, respectively, for the three and nine months ended September 27, 2026, and $3.5 million and $11.8 million, respectively, for the three and nine months ended September 28, 2025.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2026	$5,094
2027	19,585
2028	19,504
2029	18,189
2030	9,642
Thereafter	24,648

O. EARNINGS PER COMMON SHARE ATTRIBUTABLE TO TERADYNE

The following table sets forth the computation of basic and diluted earnings per common share attributable to Teradyne:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income attributable to Teradyne for basic and diluted earnings per common share	$342,407	$119,558	$1,115,849	$296,827
Weighted average common shares-basic	156,262	158,595	156,381	160,021
Effect of dilutive potential common shares:
Restricted stock units	1,159	495	1,149	366
Stock options	79	4	78	3
Employee stock purchase plan	2	3	2	19
Dilutive potential common shares	1,240	502	1,229	388
Weighted average common shares-diluted	157,502	159,097	157,610	160,409
Earnings per common share attributable to Teradyne - basic	$2.19	$0.75	$7.14	$1.85
Earnings per common share attributable to Teradyne - diluted	$2.17	$0.75	$7.08	$1.85

The computation of diluted earnings per common share attributable to Teradyne for the three and nine months ended September 27, 2026, excludes the effect of the potential vesting of less than 0.1 million of restricted stock units because the effect would have been anti-dilutive. The computation of diluted earnings per common share attributable to Teradyne for the three and nine months ended September 28, 2025, excludes the effect of the potential vesting of 0.2 million and 0.7 million, respectively, of restricted stock units because the effect would have been anti-dilutive.

P. RESTRUCTURING AND OTHER

During the three months ended September 27, 2026, Teradyne recorded $2.0 million of restructuring and other charges, of which $1.2 million were severance charges.

During the three months ended September 28, 2025, Teradyne recorded $4.8 million of severance charges, $3.6 million of which is related to headcount reductions in Robotics. During the three months ended September 28, 2025, Teradyne made $1.1 million of severance payments related to the Robotics business.

During the nine months ended September 27, 2026, Teradyne recorded $8.5 million of restructuring and other charges, of which $4.5 million were related to acquisition and divestiture related expenses and $3.4 million were severance charges.

During the nine months ended September 28, 2025, Teradyne recorded $18.5 million of severance charges, $13.5 million of which is related to the Robotics restructuring which impacted approximately 150 employees, $2.2 million of which is related to

Product Test and $1.4 million of which is related to Semiconductor Test. During the nine months ended September 28, 2025, Teradyne made $9.2 million of severance payments related to the Robotics business. Additionally, Teradyne recorded $2.0 million of acquisition and divestiture expenses related primarily to the Quantifi acquisition and $1.5 million of charges related to lease terminations.

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

Defined Benefit Pension Plans

Teradyne has defined benefit pension plans covering a portion of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to these plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of the U.S. qualified pension plan consist primarily of fixed income and equity securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (the “IRC”), as well as unfunded qualified foreign plans.

During the three months ended September 27, 2026, Teradyne recognized a non-cash settlement gain of $0.1 million related to lump sum distributions paid to retired or terminated employees. The gain is the result of the aggregate of the cumulative lump sum distributions exceeding the total annual service and interest costs. Due to the remeasurement, the reduction in pension benefit obligation and pension assets was $4.6 million.

During the three months ended September 28, 2025, Teradyne recognized a non-cash settlement gain of $0.8 million related to lump sum distributions paid to retired or terminated employees. The gain is the result of the aggregate of the cumulative lump sum distributions exceeding the total annual service and interest costs. Due to the remeasurement, the reduction in pension benefit obligation and pension assets was $4.7 million.

In the nine months ended September 27, 2026, and September 28, 2025, Teradyne contributed $2.7 million and $2.4 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $1.2 million and $3.6 million, respectively, to certain qualified pension plans for non-U.S. subsidiaries.

For the three and nine months ended September 27, 2026, and September 28, 2025, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	September 27, 2026		September 28, 2025
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$141	$296	$153	$149
Interest cost	1,358	345	1,426	300
Expected return on plan assets	(982)	(54)	(989)	(24)
Net actuarial loss (gain)	—	—	—	—
Settlement loss (gain)	(71)	—	(800)	—
Settlement expense	—	—	—	—
Total net periodic pension cost	$446	$586	$(210)	$425

	For the Nine Months Ended
	September 27, 2026		September 28, 2025
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$427	$897	$462	$437
Interest cost	4,074	1,046	4,299	892
Expected return on plan assets	(2,932)	(163)	(2,970)	(71)
Net actuarial loss (gain)	(43)	—	41	—
Settlement loss (gain)	(71)	—	(800)	—
Settlement expense	—	—	—	—
Total net periodic pension cost	$1,455	$1,780	$1,032	$1,258

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

For the three and nine months ended September 27, 2026, and September 28, 2025, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in thousands)		(in thousands)
Service cost	$7	$9	$22	$27
Interest cost	67	76	200	229
Amortization of prior service credit	(1)	(2)	(4)	(7)
Special termination benefits	—	—	—	684
Net actuarial loss (gain)	—	—	(114)	87
Total net periodic postretirement benefit cost	$73	$83	$105	$1,020

R. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 27, 2026, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $2,252.9 million, of which $1,906.4 million is for less than one year.

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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of September 27, 2026, and December 31, 2025, Teradyne had a product warranty accrual of $27.9 million and $19.2 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $79.6 million and $55.9 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of September 27, 2026, and December 31, 2025, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

S. INCOME TAXES

The effective tax rate for the three months ended September 27, 2026 and September 28, 2025 was 14.8% and 15.8%, respectively. The decrease in the effective tax rate from the three months ended September 28, 2025 to the three months ended September 27, 2026 is primarily attributable to a reduction in U.S. taxation of international income. This reduction was partially offset by an increase from a projected shift in the geographic distribution of income.

The effective tax rate for the nine months ended September 27, 2026 and September 28, 2025 was 14.4% and 13.8%, respectively. The increase in the effective tax rate from the nine months ended September 28, 2025 to the nine months ended September 27, 2026 is primarily attributable to lower benefits from tax credits and a projected shift in the geographic distribution of income. These increases were partially offset by a reduction related to U.S. taxation of international income.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of September 27, 2026, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of both September 27, 2026, and December 31, 2025, Teradyne had $6.9 million of reserves for uncertain tax positions.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of September 27, 2026, and December 31, 2025, $0.3 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the nine months ended September 27, 2026, and September 28, 2025, an expense of less than $0.1 million and less than $0.1 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the nine months ended September 27, 2026 and September 28, 2025, were $16.4 million, or $0.10 per diluted share, and $7.4 million, or $0.05 per diluted share, respectively. In December 2025, Teradyne entered into a new agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2025. The new tax holiday is scheduled to expire on December 31, 2035.

On January 5, 2026, the Organisation for Economic Co-operation and Development (OECD/G20) Inclusive Framework released a ‘side-by-side’ arrangement that provides a safe harbor for U.S.-headquartered multinationals. The arrangement recognizes the U.S. tax system as operating alongside the Pillar Two GloBE rules for fiscal years beginning on or after January 1, 2026. Under this arrangement, Teradyne’s U.S.-parented group and its foreign subsidiaries are expected to be exempt from the Income Inclusion Rule (IIR) and the Undertaxed Profits Rule (UTPR) in jurisdictions that adopt the safe harbor. The European Union has confirmed that the safe harbor applies under the existing EU minimum tax directive, and several other jurisdictions in which Teradyne operates have enacted the safe harbor into local law. Certain other jurisdictions have proposed but not yet enacted legislation adopting the safe harbor with effect from January 1, 2026. Teradyne does not currently expect the IIR or UTPR to have a material impact on its consolidated financial statements. Teradyne continues to monitor the enactment of the side-by-side arrangement in the remaining jurisdictions and the implementation of Qualified Domestic Minimum Top-up Taxes (QDMTTs), which are unaffected by the side-by-side arrangement.

T. SEGMENT INFORMATION

Teradyne has three reportable segments (Semiconductor Test, Robotics, and Product Test). As of September 27, 2026, each of Teradyne’s reportable segments represents an individual operating segment. Teradyne’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) for Teradyne.

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

Segment information for the three and nine months ended September 27, 2026, and September 28, 2025, is as follows:

	Semiconductor Test	Robotics	Product Test	Total Reportable Segments	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended September 27, 2026
Revenues	$1,072,011	$95,828	$138,111	$1,305,950	$—	$1,305,950
Less:
Cost of revenues	442,524	39,074	43,700	525,298	—	525,298
Engineering and development	114,142	13,748	16,330	144,220	—	144,220
Selling and marketing	69,014	22,633	15,459	107,106	—	107,106
General and administrative	31,600	9,099	7,476	48,175	—	48,175
Other segment items (1)(2)	47,816	10,929	13,724	72,469	4,391	76,860
Income (loss) before taxes (2)	366,915	345	41,422	408,682	(4,391)	404,291
Total assets (3)	2,577,795	723,274	643,576	3,944,645	1,504,548	5,449,193
Property additions	68,970	4,576	4,021	77,567	8,757	86,324
Depreciation and amortization expense	26,238	4,528	5,858	36,624	252	36,876

Three months ended September 28, 2025
Revenues	$605,867	$75,087	$88,256	$769,210	$—	$769,210
Less:
Cost of revenues	248,971	32,974	32,323	314,268	—	314,268
Engineering and development	85,331	14,395	13,106	112,832	—	112,832
Selling and marketing	58,983	23,400	12,703	95,086	—	95,086
General and administrative	27,161	9,746	6,108	43,015	—	43,015
Other segment items (1)(2)	34,589	12,139	8,120	54,848	1,061	55,909
Income (loss) before taxes (2)	150,832	(17,567)	15,896	149,161	(1,061)	148,100
Total assets (3)	1,564,196	739,066	371,793	2,675,055	1,288,676	3,963,731
Property additions	40,341	1,450	4,901	46,692	—	46,692
Depreciation and amortization expense	22,979	4,615	2,919	30,513	3	30,516

Nine months ended September 27, 2026
Revenues	$3,304,637	$287,003	$325,794	$3,917,434	$—	$3,917,434
Less:
Cost of revenues	1,294,723	130,767	117,837	1,543,327	—	1,543,327
Engineering and development	314,831	39,131	46,088	400,050	—	400,050
Selling and marketing	198,122	66,510	43,174	307,806	—	307,806
General and administrative	87,418	26,926	20,963	135,307	—	135,307
Other segment items (1)(2)	147,255	26,864	33,614	207,733	9,623	217,356
Income (loss) before taxes (2)	1,262,288	(3,195)	64,118	1,323,211	(9,623)	1,313,588
Total assets (3)	2,577,795	723,274	643,576	3,944,645	1,504,548	5,449,193
Property additions	208,019	13,620	11,366	233,005	8,757	241,762
Depreciation and amortization expense	76,200	11,427	15,194	102,821	360	103,181

Nine months ended September 28, 2025
Revenues	$1,640,249	$218,940	$247,498	$2,106,687	$—	$2,106,687
Less:
Cost of revenues	658,919	99,421	95,448	853,788	—	853,788
Engineering and development	247,668	44,319	37,319	329,306	—	329,306
Selling and marketing	163,270	72,155	36,103	271,528	—	271,528
General and administrative	79,845	29,490	16,773	126,108	—	126,108
Other segment items (1)(2)	88,150	46,832	21,771	156,753	5,520	162,273
Income (loss) before taxes (2)	402,397	(73,277)	40,084	369,204	(5,520)	363,684
Total assets (3)	1,564,196	739,066	371,793	2,675,055	1,288,676	3,963,731
Property additions	143,666	7,654	10,966	162,286	—	162,286
Depreciation and amortization expense	69,239	16,624	6,351	92,214	(7)	92,207

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

U. EQUITY

Stock Repurchase Program

In January 2023, Teradyne’s Board of Directors canceled its January 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. As of January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired.

During the nine months ended September 27, 2026, Teradyne repurchased 0.5 million shares of common stock for a total cost of $173.5 million at an average price of $349.62 per share. The cumulative repurchases under the January 2023 repurchase program as of September 27, 2026, were 12.5 million shares of common stock for $1,481.8 million at an average price per share of $118.92.

During the nine months ended September 28, 2025, Teradyne repurchased 5.1 million shares of common stock for a total cost of $523.5 million at an average price of $102.01 per share.

The total cost of shares acquired includes commissions and related excise tax, when applicable, and is recorded as a reduction to retained earnings.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2026, May 2026, and August 2026, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.13 per share. Dividend payments for the three and nine months ended September 27, 2026, were $20.3 million and $61.0 million, respectively.

In January 2025, May 2025, and August 2025, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and nine months ended September 28, 2025, were $19.0 million and $57.6 million, respectively.

V. SUBSEQUENT EVENTS

On October 6, 2026, Teradyne entered into a securities purchase agreement and a collaboration agreement with FormFactor, Inc. (“FormFactor”), a provider of semiconductor test and measurement technologies. Under the securities purchase agreement, Teradyne agreed to make a $300.0 million minority, non-controlling equity investment in FormFactor. The transaction is expected to close within the fourth quarter of 2026, subject to customary closing conditions and regulatory approvals. Under the collaboration agreement, Teradyne and FormFactor will collaborate on joint solutions that combine Teradyne’s test platforms with FormFactor’s probe, contactor, and interface technologies to help semiconductor customers accelerate device validation and bring advanced devices to production, including in silicon photonics, high-performance compute, advanced packaging, and high-bandwidth memory.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so-called “forward-looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

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

Our Semiconductor Test segment revenue exceeded $1.0 billion for the third consecutive quarter and increased 77% year over year, driven primarily by sustained demand in Artificial Intelligence (“AI”) applications across compute, memory and storage markets. In memory, revenue reached a record $301 million, marking the fourth consecutive quarter above $200 million, reflecting strong demand. Within the Product Test Group, revenue was $138 million, up 56% year over year, reflecting broad-based growth tied to AI infrastructure build-outs across board test, optical and high-speed interconnect applications, including the addition of the MultiLane Test Products joint venture. Robotics achieved profitability in the quarter on $96 million of revenue, the highest third quarter revenue in the segment’s history. Electronics and semiconductor customers represented Robotics' largest end-market during the quarter. Looking ahead, we see significant future opportunities, and we are committed to reinvesting in the business, particularly in research and development, to enable continued growth in 2027.

On October 6, 2026, we entered into a securities purchase agreement and a collaboration agreement with FormFactor, Inc. (“FormFactor”), a provider of semiconductor test and measurement technologies. Under the securities purchase agreement, we agreed to make a $300.0 million minority, non-controlling equity investment in FormFactor. The transaction is expected to close within the fourth quarter of 2026, subject to customary closing conditions and regulatory approvals. Under the collaboration agreement, we and FormFactor will collaborate on joint solutions that combine our test platforms with FormFactor’s probe, contactor, and interface technologies to help semiconductor customers accelerate device validation and bring advanced devices to production, including in silicon photonics, high-performance compute, advanced packaging, and high-bandwidth memory.

On April 8, 2026, we and HTP Holding SAL (“MultiLane”) formed a joint venture, MultiLane Test Products Holding LLC (“MLTP”), to which MultiLane contributed the assets of its test and measurement business. We obtained a controlling 75% ownership interest in MLTP, which is expected to serve the growing demand from the AI Data Center equipment market by accelerating the development of test solutions for critical high speed data connections. The purchase price of MLTP was approximately $157.8 million, subject to customary post-closing adjustments, and the results have been included in our Product Test segment.

Our capital allocation plan will continue to be balanced between investing in organic and inorganic growth and returning cash to shareholders through share repurchases and dividends. During the first nine months of 2026, the aggregate cash consideration paid for acquisitions, net of cash acquired, totaled $165.6 million, primarily due to the acquisition of a controlling interest in MLTP. Additionally, we returned a combined $234.5 million to shareholders through $173.5 million of share buybacks and $61.0 million of dividend payments.

Government Regulations

We are subject to numerous U.S. and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, and other laws and regulations. However, our trade compliance program may not identify or prevent all potential violations, and gaps in our program could be discovered, possibly resulting in fines, penalties, or other sanctions as a result. Additionally, U.S. and foreign governmental authorities have taken, and may continue to take, administrative, legislative or regulatory action that could impact our operations. We believe that our operations are in material compliance with applicable trade regulations. The costs we incurred in complying with applicable trade regulations for the nine months ended September 27, 2026 were not material, however, compliance with these laws has limited our ability to compete in certain regions. It is possible that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects.

We have paid certain tariffs on imported products under the International Emergency Economic Powers Act (“IEEPA”) since the inception of the IEEPA tariffs in 2025. On April 20, 2026, U.S. Customs and Border Protection (“CBP”) began accepting refund claims related to these tariffs. During the quarter ended September 27, 2026, we received refunds, which did not have a material impact to our financial position or results of operations. We continue to monitor the situation, and we do not expect that any further refunds received will have a material impact on our financial position or results of operations.

For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see Part I - Item 1A “Risk Factors - Risks Related to Legal and Regulatory Compliance” included elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the nine months ended September 27, 2026, to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Percentage of revenues:
Revenues:
Products	89%	82%	89%	81%
Services	11	18	11	19
Total revenues	100	100	100	100
Cost of revenues:
Cost of products	37	35	36	35
Cost of services	4	6	4	7
Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	41	42	40	41
Gross profit	59	58	60	59
Operating expenses:
Selling and administrative	15	22	14	23
Engineering and development	12	16	12	17
Acquired intangible assets amortization	—	—	—	1
Restructuring and other	—	1	—	1
Total operating expenses	28	40	26	42
Income from operations	31	19	34	17
Non-operating (income) expense:
Interest income	—	—	—	(1)
Interest expense	—	—	—	—
Other (income) expense, net	—	—	—	—
Income before income taxes and equity in net earnings of affiliate	31	19	34	17
Income tax provision	5	3	5	2
Income before equity in net earnings of affiliate	26	16	29	15
Equity in net earnings of affiliate	—	(1)	—	(1)
Consolidated net income	27	16	29	14
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Teradyne	26%	16%	28%	14%

Results of Operations

Third Quarter 2026 Compared to Third Quarter 2025

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025	Dollar Change
	(in millions)
Semiconductor Test	$1,072.0	$605.9	$466.1
Product Test	138.1	88.3	49.8
Robotics	95.8	75.1	20.7
	$1,306.0	$769.2	$536.8

The increase in Semiconductor Test revenues of $466.1 million, or 76.9%, was driven primarily by higher sales in memory and compute related to artificial intelligence applications. The increase in Product Test revenues of $49.8 million, or 56.4%, was driven primarily by increased AI-related demand, combined with growth in Wireless and Defense and Aerospace. The increase in Robotics revenues of $20.7 million, or 27.6%, was primarily due to higher sales of collaborative robotic arms and autonomous mobile robots.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	September 27, 2026	September 28, 2025
Korea	32%	12%
China	21	17
Taiwan	14	37
Singapore	9	1
United States	8	12
Europe	5	7
Malaysia	3	5
Thailand	3	3
Philippines	2	3
Japan	1	1
Rest of World	2	2
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025	Dollar/Point Change
	(in millions)
Gross profit	$771.3	$449.3	$322.0
Percent of total revenues	59.1%	58.4%	0.7

Gross profit as a percent of revenue increased by 0.7 points, primarily due to higher sales and product mix.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025	Dollar Change
	(in millions)
Selling and administrative	$199.0	$169.1	$29.9
Percent of total revenues	15.2%	22.0%

The increase of $29.9 million in selling and administrative expenses was primarily driven by strategic investments in Semiconductor Test and from higher variable compensation across all segments.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	September 27, 2026	September 28, 2025	Dollar Change
	(in millions)
Engineering and development	$163.1	$124.8	$38.3
Percent of total revenues	12.5%	16.2%

The increase of $38.3 million in engineering and development expenses was primarily driven by strategic investments in Semiconductor Test and from higher variable compensation across all segments.

Restructuring and Other

During the three months ended September 27, 2026, we recorded $2.0 million of restructuring and other charges, of which $1.2 million were severance charges.

During the three months ended September 28, 2025, we recorded $4.8 million of severance charges, $3.6 million of which is related to headcount reductions in Robotics. During the three months ended September 28, 2025, we made $1.1 million of severance payments related to the Robotics business.

Interest and Other

	For the Three Months Ended
	September 27, 2026	September 28, 2025	Dollar Change
	(in millions)
Interest income	$(3.3)	$(3.2)	$(0.1)
Interest expense	0.9	1.3	(0.4)
Other (income) expense, net	0.2	(0.9)	1.1

Income (Loss) Before Income Taxes and Equity in Net Earnings of Affiliate

	For the Three Months Ended
	September 27, 2026	September 28, 2025	Dollar Change
	(in millions)
Semiconductor Test	$366.9	$150.8	$216.1
Product Test	41.4	15.9	25.5
Robotics	0.3	(17.6)	17.9
Corporate and Eliminations (1)	(4.4)	(1.1)	(3.3)
	$404.3	$148.1	$256.2

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), and acquisition and divestiture related expenses.

The increase in income before income taxes and equity in net earnings of affiliate in Semiconductor Test was driven primarily by higher sales volume in memory and compute related to artificial intelligence applications. The increase in income before income taxes and equity in net earnings of affiliate in Product Test was driven primarily by increased AI-related demand, combined with growth in Wireless and Defense and Aerospace. The increase in income before income taxes and equity in net earnings of affiliate in Robotics was primarily due to higher sales volume, improved product mix, and lower operating expenses primarily as a result of restructuring actions.

Income Taxes

The effective tax rate for the three months ended September 27, 2026 and September 28, 2025 was 14.8% and 15.8%, respectively. The decrease in the effective tax rate from the three months ended September 28, 2025 to the three months ended September 27, 2026 is primarily attributable to a reduction in U.S. taxation of international income. This reduction was partially offset by an increase from a projected shift in the geographic distribution of income.

Nine Months 2026 Compared to Nine Months 2025

Revenues

Revenues by our reportable segments were as follows:

	For the Nine Months Ended
	September 27, 2026	September 28, 2025	Dollar Change
	(in millions)
Semiconductor Test	$3,304.6	$1,640.2	$1,664.4
Product Test	325.8	247.5	78.3
Robotics	287.0	218.9	68.1
	$3,917.4	$2,106.7	$1,810.7

The increase in Semiconductor Test revenues of $1,664.4 million, or 101.5%, was driven primarily by higher sales in compute and memory primarily related to artificial intelligence applications. The increase in Product Test revenues of $78.3 million, or 31.6%, was driven primarily by increased AI-related demand, improved product mix, combined with growth in Wireless and Defense and Aerospace. The increase in Robotics revenues of $68.1 million, or 31.1%, was primarily due to higher sales of collaborative robotic arms and autonomous mobile robots.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Nine Months Ended
	September 27, 2026	September 28, 2025
Taiwan	32%	33%
Korea	24	10
China	15	17
United States	7	12
Singapore	6	4
Europe	5	7
Malaysia	4	4
Philippines	2	4
Thailand	2	2
Japan	1	2
Rest of World	2	5
	100%	100%

(1)
Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended
	September 27, 2026	September 28, 2025	Dollar/Point Change
	(in millions)
Gross profit	$2,346.8	$1,237.7	$1,109.1
Percent of total revenues	59.9%	58.7%	1.2

Gross profit as a percent of revenue increased by 1.2 points, primarily due to higher sales volume and improved product mix.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended
	September 27, 2026	September 28, 2025	Dollar Change
	(in millions)
Selling and administrative	$558.2	$484.2	$74.0
Percent of total revenues	14.2%	23.0%

The increase of $74.0 million in selling and administrative expenses was primarily driven by strategic investments in Semiconductor Test and from higher variable compensation across all segments.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended
	September 27, 2026	September 28, 2025	Dollar Change
	(in millions)
Engineering and development	$454.9	$361.3	$93.6
Percent of total revenues	11.6%	17.2%

The increase of $93.6 million in engineering and development expenses was primarily driven by strategic investments in Semiconductor Test and from higher variable compensation across all segments.

Restructuring and Other

During the nine months ended September 27, 2026, we recorded $8.5 million of restructuring and other charges, of which $4.5 million were related to acquisition and divestiture related expenses and $3.4 million were severance charges.

During the nine months ended September 28, 2025, we recorded $18.5 million of severance charges, $13.5 million of which is related to the Robotics restructuring which impacted approximately 150 employees, $2.2 million of which is related to Product Test and $1.4 million of which is related to Semiconductor Test. During the nine months ended September 28, 2025, we made $9.2 million of severance payments related to the Robotics business. Additionally, we recorded $2.0 million of acquisition and divestiture expenses related primarily to the Quantifi Acquisition and $1.5 million of charges related to lease terminations.

Interest and Other

	For the Nine Months Ended
	September 27, 2026	September 28, 2025	Dollar Change
	(in millions)
Interest income	$(8.9)	$(12.6)	$3.7
Interest expense	7.0	2.9	4.1
Other (income) expense, net	1.2	2.9	(1.7)

Interest expense increased by $4.1 million primarily due to outstanding debt balances during portions of 2026.

Income (Loss) Before Income Taxes and Equity in Net Earnings of Affiliate

	For the Nine Months Ended
	September 27, 2026	September 28, 2025	Dollar Change
	(in millions)
Semiconductor Test	$1,262.3	$402.4	$859.9
Product Test	64.1	40.1	24.0
Robotics	(3.2)	(73.3)	70.1
Corporate and Eliminations (1)	(9.6)	(5.5)	(4.1)
	$1,313.6	$363.7	$949.9
(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, severance charges, pension and postretirement plan actuarial gains (losses), and acquisition and divestiture related expenses.

The increase in income before income taxes and equity in net earnings of affiliate in Semiconductor Test was driven primarily by higher compute and memory sales volume primarily related to artificial intelligence applications. The increase in income before income taxes and equity in net earnings of affiliate in Product Test was driven primarily by increased AI-related demand, combined with growth in Wireless and Defense and Aerospace. The increase in income before income taxes and equity in net earnings of affiliate in Robotics was primarily due to higher sales volume, improved product mix, and lower operating expenses primarily as a result of restructuring actions.

Income Taxes

The effective tax rate for the nine months ended September 27, 2026 and September 28, 2025 was 14.4% and 13.8%, respectively. The increase in the effective tax rate from the nine months ended September 28, 2025 to the nine months ended September 27, 2026 is primarily attributable to lower benefits from tax credits and a projected shift in the geographic distribution of income. These increases were partially offset by a reduction related to U.S. taxation of international income.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

	September 27, 2026	December 31, 2025	Change
	(in millions)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$460.7	$293.8	$167.0
Short-term marketable securities	5.8	28.2	(22.4)
Long-term marketable securities	158.3	126.3	32.0
Total cash, cash equivalents and marketable securities:	$624.9	$448.3	$176.6

Short-term debt	$—	$200.0	$(200.0)

Our cash, cash equivalents and marketable securities balances increased by $176.6 million in the nine months ended September 27, 2026, to $624.9 million. Cash increased primarily as a result of operating cash inflows.

In August 2026, we entered into a credit agreement (the “2026 Credit Agreement”) providing for a five-year, $1.0 billion senior secured revolving credit facility (the “2026 Credit Facility”). The 2026 Credit Agreement replaced Teradyne's prior revolving credit facility, which, prior to our voluntary early termination, was set to expire in December 2026. As of September 27, 2026, we have no borrowings outstanding under the 2026 Credit Facility. The 2026 Credit Agreement is set to expire in August 2031. See Note I: “Debt” for more information regarding our 2026 Credit Agreement. As of September 27, 2026, we were in compliance with all covenants under the 2026 Credit Agreement.

Cash Flows

	September 27, 2026	September 28, 2025	Change
	(in millions)
Net cash (used for) provided by:
Operating activities	1,047.9	392.8	655.1
Investing activities	(435.8)	(307.7)	(128.1)
Financing activities	(445.7)	(361.4)	(84.3)
Effects of exchange rate changes on cash and cash equivalents	0.6	(4.3)	4.9
(Decrease) increase in cash and cash equivalents	$167.0	$(280.7)	$447.7

Net change in operating assets and liabilities, net of businesses acquired	(218.3)	(48.6)	(169.7)

Operating Activities

Operating activities during the nine months ended September 27, 2026, provided cash of $1,047.9 million. Changes in operating assets and liabilities, net of businesses acquired, used cash of $218.3 million due to a $706.5 million increase in operating assets and a $488.2 million increase in operating liabilities. The increase in operating assets was primarily due to increases in accounts receivable, prepayments and other assets, and inventories of $302.7 million, $224.9 million and $178.8 million, respectively. The increase in operating liabilities was primarily due to increases in accounts payable and other liabilities of $347.6 million.

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

Investing Activities

Investing activities during the nine months ended September 27, 2026, was primarily driven by $241.8 million used for the purchases of property, plant, and equipment and $165.6 million used for the acquisition of businesses, partially offset by $30.6 million in proceeds from sales of marketable securities.

Investing activities during the nine months ended September 28, 2025, used cash of $307.7 million due to $161.1 million used for the purchase of property, plant and equipment, $144.4 million used for the acquisition of businesses, $27.5 million used for the purchase of marketable securities, and $25.5 million used for the purchase of investments in businesses, partially offset by $41.6 million and $9.2 million in proceeds from the maturities and sales of marketable securities, respectively.

Financing Activities

Financing activities during the nine months ended September 27, 2026, included $200.0 million in net repayments of borrowings on our Credit Facilities, $173.5 million used for the repurchase of common stock, $42.2 million used for payment related to net settlements of employee stock compensation awards, and $61.0 million utilized for dividend payments, partially offset by $33.7 million from the issuance of common stock under employee stock purchase and stock option plans.

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

Material Cash Requirements

In January 2026, May 2026, and August 2026, our Board of Directors declared a quarterly cash dividend of $0.13 per share. Dividend payments for the three and nine months ended September 27, 2026, were $20.3 million and $61.0 million, respectively.

In January 2025, May 2025, and August 2025, our Board of Directors declared a quarterly cash dividend of $0.12 per share. Dividend payments for the three and nine months ended September 28, 2025, were $19.0 million and $57.6 million, respectively.

In January 2023, our Board of Directors approved a repurchase program for up to $2.0 billion of common stock. During the nine months ended September 27, 2026, we repurchased 0.5 million shares of common stock for $173.5 million, which excludes related excise tax, when applicable, at an average price of $349.62 per share. The cumulative repurchases under the 2023 repurchase program as of September 27, 2026, were 12.5 million shares of common stock for $1,481.8 million, which includes related excise tax, when applicable, at an average price per share of $118.92. During the nine months ended September 28, 2025, we repurchased approximately 5.1 million shares of common stock for $518.7 million, which excludes related excise tax, when applicable, at an average price of $102.01 per share.

While we have previously declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On October 6, 2026, we entered into a securities purchase agreement and a collaboration agreement with FormFactor, Inc. (“FormFactor”). Under the securities purchase agreement, we agreed to make a $300.0 million minority, non-controlling equity investment in FormFactor. The transaction is expected to close within the fourth quarter of 2026, subject to customary closing conditions and regulatory approvals.

We believe our cash, cash equivalents, marketable securities and senior secured revolving credit facility will be sufficient to pay our quarterly dividend and meet our working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings. As of September 27, 2026, we were in compliance with all covenants under the 2026 Credit Agreement.

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Plan as discussed in Note S: “Stock-Based Compensation” in our 2025 Annual Report on Form 10-K, we have a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Teradyne, see Part II Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K filed with the SEC on February 19, 2026. There were no material changes in our exposure to market risk from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 27, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2023, Teradyne’s Board of Directors canceled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the nine months ended September 27, 2026, we repurchased 0.5 million shares of common stock for a total cost of $173.5 million at an average price of $349.62 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes, when applicable. During the nine months ended September 28, 2025, we repurchased 5.1 million shares of common stock for $523.5 million at an average price of $102.01 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended September 27, 2026, (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
June 29, 2026 - July 26, 2026	100		$352.26		99	$582,451
July 27, 2026 - August 23, 2026	108		$359.06		107	$544,025
August 24, 2026 - September 27, 2026	74		$356.08		73	$517,860
	282	(1)	355.88	(1)	279

(1)
Includes approximately three thousand shares at an average price of $380.79 withheld from employees for the payment of taxes.
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

Item 4: Mine Safety Disclosures

Not Applicable

Item 5: Other Information

10b5-1 Trading Plans

Our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Section 16 Officers”)) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” During our fiscal quarter ended September 27, 2026, the following Section 16 Officers or directors adopted, modified or terminated Rule 10b5-1 trading plans:

Ryan Driscoll, Vice President and General Counsel

Ryan Driscoll, our Vice President and General Counsel, entered into a new Rule 10b5-1 trading plan on September 3, 2026. The Rule 10b5-1 trading plan provides that Mr. Driscoll, acting through a broker, may sell up to an aggregate of 3,614 shares. Subject to price limits, the first date that sales of any shares are permitted to be made under the trading arrangement is February 5, 2027. Mr. Driscoll’s plan is scheduled to terminate on May 7, 2027, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Driscoll or the broker, or as otherwise provided in the plan.

Item 6: Exhibits

Exhibit Number	Description

10.1

Credit Agreement, dated August 7, 2026, by and among Teradyne, Inc., as the Borrower, PNC Bank, National Association, as the administrative agent, issuing bank and swingline lender, and the several banks and other financial institutions and lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Teradyne's Current Report on Form 8-K (File No. 001-06462) filed August 10, 2026).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ MICHELLE TURNER
Michelle Turner Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) October 30, 2026